Form 10QSB
period 2005-05-31
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2005-07-13
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51376

RANCHO SANTA MONICA DEVELOPMENTS INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	83-0414306
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3104 Sunnyhurst Road
North Vancouver, BC, Canada V7K 2G3
(Address of principal executive offices)

(604) 537-5905
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 8, 2005, the Issuer had 7,564,332 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2005 are not necessarily indicative of the results that can be expected for the year ending November 30, 2005.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Rancho” mean Rancho Santa Monica Developments Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	NOVEMBER 30
	2005	2004
ASSETS

Current
Cash	$13,724	$43,154

Property (Note 2)	80,000	80,000
	$93,724	$123,154

LIABILITIES

Current
Accounts payable and accrued liabilities	$12,880	$5,331

Note Payable (Note 3)	50,000	50,000
	62,880	55,331
STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of
$0.0001 per share
100,000,000 preferred shares with a par value of
$0.0001 per share
Issued:
7,564,332 common shares at May 31, 2005 and at November 30, 2004	7,564	7,564

Additional paid-in capital	103,366	103,366

Subscriptions Receivable	-	(3,000)

Deficit Accumulated During The Development Stage	(80,086)	(40,107)
	30,844	67,823
	$93,724	$123,154

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three	Inception	Six	Inception	Cumulative
	Months	May 28,	Months	May 28,	from
	Ended	2004 to	Ended	2004 to	May 28, 2004
	May 31	May 31,	May 31	May 31,	to May 31,
	2005	2004	2005	2004	2005

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES

Consulting fees	4,800	-	11,600	-	18,800
General and Administrative	480	-	3,134	-	4,933
Interest on long-term debt	1,500	-	2,980	-	2,980
Professional fees	21,495	-	22,265	-	53,373

	28,275	-	39,979	-	80,086

NET LOSS FOR THE PERIOD	$(28,275)	$-	$(39,979)	$-	$(80,086)

Basic and Diluted Loss per
Share	$(0.04)	$-	$(0.05)	$-

Weighted Average Number of Shares
Outstanding	7,564,332	4,000,000	7,564,332	4,000,000

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Six	Inception	Cumulative
	Months	May 28,	from
	Ended	2004 to	May 28, 2004
	May 31,	May 31,	to May 31,
	2005	2004	2005

Cash Flows Used By Operating Activities

Net Loss for the Period	$(39,979)	$-	$(80,086)

Adjustments to Reconcile Loss to Net Cash Used
by Operating Activities

Changes in Accounts payable and accrued liabilities	11,880	-	12,880
	(28,099)	-	(67,206)

Cash Flows Used by Investing Activity
Purchase of property	(4,331)	-	(30,000)

Cash Flows from Financing Activity
Issue of share capital	3,000	4,000	110,930

Increase (Decrease) In Cash	(29,430)	4,000	13,724

Cash, Beginning of Period	43,154	-	-

Cash, End of Period	$13,724	$4,000	$13,724

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
PERIOD FROM INCEPTION, MAY 28, 2004, TO MAY 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Shares issued for
cash at $0.001 per
share – May 28, 2004	4,000,000	$4,000	$-	$-	$-	$4,000
Shares issued for
cash at $0.03 per
share – November 30, 2004	3,564,332	3,564	103,366	(3,000)	-	103,930
Net loss for the period	-	-	-	-	(40,107)	(40,107)

Balance, November 30, 2004	7,564,332	7,564	103,366	(3,000)	(40,107)	67,823

Subscriptions
received – May 31, 2005	-	-	-	3,000	-	3,000
Net loss for the period	-	-	-	-	(39,979)	(39,979)

Balance, May 31, 2005	7,564,332	$7,564	$103,366	$-	$(80,086)	$30,844

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2005
(Unaudited)
(Stated in U. S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of May 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2004 audited financial statements and notes thereto.

2.	PROPERTY

By an agreement, dated November 29, 2004, the Company acquired the right to possess and make use of a fraction of a property located in the State of Quintana Roo, Mexico, for consideration of a $30,000 cash payment and a $50,000 unsecured promissory note. The Company will own title to the property upon completion of a legal survey by the Mexican Government.

A total of nine apartment units are currently under construction on the portion of the property not purchased. Upon completion of construction, the Company will receive maintenance and management fees of $250 per unit per month, and service fees of $50 per unit per month.

3.	NOTE PAYABLE

Note Payable is comprised of a $50,000 unsecured promissory note, bearing interest at 12% per annum and payable in full on November 29, 2006.

4.	RELATED PARTIES TRANSACTIONS

During the six month period ended May 31, 2005, pursuant to written agreements, the Company paid Directors and Officers a total of $11,600 for management services. Cumulatively to that date, management fees paid to Directors and Officers totals $18,800.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should", "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

Corporate Background

We are a development stage company focused on the development of real estate. We have acquired real property located in Solidaridad, Mexico on which we plan to construct certain facilities and provide management services for the apartment units being constructed on the adjoining property. Ms. Galan-Rios has applied for all remaining permits to complete construction of the apartment units which are 80% complete as of July 8, 2005 The permit for the construction of the units is expected to be received by August, 2005. We expect that completion of the development of the Solidaridad Property and the apartment units on the adjoining property will occur within two months from the date the permit is received.

We are not obligated to fund any of the costs of construction of the apartment units. Our project requires capital expenditures for infrastructure development before we can begin generating revenue from our property. Our property development is 80% complete. We intend to complete the construction of the cabanas, reception area, sewer system and water facilities in the next three months using local contractors upon our receipt of a regularization permit from the local Mexican environmental authority. As of July 8, 2005 we have not incurred any construction costs relating to our Solidaridad Property. We estimate that we will be required to expend $15,000 to complete the development of our property. See “Acquisition of Solidaridad Property” below.

Acquisition of Solidaridad Property

We entered into an agreement dated for reference November 29, 2004 with Monica Galan-Rios for the purchase of certain lands located in Solidaridad, Mexico consisting of approximately 2,120 square meters, See Figure 1 below. Under the terms of the property purchase agreement with Ms. Galan-Rios:

(1)
In consideration of Ms. Galan-Rios’s grant of all of her interests in the Solidaridad Property to us, we: (i) paid $30,000 to Ms. Galan-Rios, and (ii) issued an unsecured promissory note to Ms. Galan-Rios in the amount of $50,000, plus accrued interest at a rate of 12% per year, maturing on November 29, 2006;

(2)
We acknowledged that nine apartment units are being constructed by Ms. Galan-Rios on land adjacent to the Solidaridad Property and are intended to be sold or leased to potential tenants on completion of construction;

(3)	We agreed to provide septic and water services to tenants at a rate of $50 per apartment unit per month;

(4)
We agreed that commencing on the completion of construction of the units, for a 25 year period following November 29, 2004, we will provide security, maintenance and gardening services for the Solidaridad Property for a fee of $250 per unit per month; and

(5)	We agreed to grant to Ms. Galan-Rios and any of the potential tenants, access to the road presently existing on the Solidaridad Property.

Prior to entering into the property purchase agreement with Ms. Galan-Rios, Ms. Galan-Rios completed 80% of the construction of the cabanas, reception area, sewer system and water facilities. We estimate that we will be required to expend an additional $10,000 to complete construction of the cabanas, reception area, sewer system and water facilities. Also, prior to entering into the property purchase agreement, Ms. Galan-Rios applied to Procuraduría Federal de Protección al Ambiente (PROFEPA), a division of Secretaria de Medio Ambiento y Recursos Naturales (SEMARNAT) for a regularization permit respecting the construction of the cabanas and reception area on the Solidaridad Property. SEMARNAT is the Mexican federal agency responsible for environmental protection. Ms. Galan-Rios cannot complete the remaining 20% of the construction of the apartment units on the adjoining property until the PROFEPA permit is received. Also, once the permit is approved, we expect to obtain a local permit from the municipality of Solidaridad for our proposed business operations on the Solidaridad Property. We expect to receive the permit from PROFEPA by August, 2005. We expect that completion of the development of the Solidaridad Property and the apartment units on the adjoining property will occur within two months from the date the permit is received. We presently do not have any written agreements with our third party contractors to provide the management, maintenance and septic services to the apartment units on the adjoining property. All understandings and arrangements with our consultants are presently verbal.

Under the terms of our agreement with Ms. Galan-Rios, we were assigned her interest in an occupation order issued by the Ejidal Commissariat of the Ejido NCPE Jose Maria Pino Suarez for the use and possession of the Solidaridad Property. Under Mexican law we own the right to possess and make use of the Solidaridad Property but do not own title to the property until a legal survey is completed by the Mexican government. The Mexican government is expected to undertake a legal survey of the Solidaridad Property and surrounding areas within the next twelve months. Once the legal survey is completed the Mexican government may require an additional fee prior to effecting a transfer of legal title to the property to Rancho. Because we do not own legal title to our Solidaridad Property we are subject to the risk that: (i) conditions may be imposed on our occupation order for the property and/or the order may be cancelled; (ii) the Mexican government may delay the implementation of a legal survey or decide not to undertake a survey of the property; and (iii) if a legal survey is completed there is no assurance that we will not be required to pay additional fees for the transfer of legal title to the property or that the property boundaries will be identical to those granted in the occupation order issued by the Ejidal Commissariat.

Location of Solidaridad Property

The property consists of the Western half of the fraction of Lot #10 located at Km 8, Carretara a Tulum-Boca Paila Ejido Jose Maria Pino Suarez Municipality of Solidaridad, Quintana Roo, Mexico. See Figure 1 below. Solidaridad is one of the eight municipalities that make up the Mexican state of Quintana Roo. Quintana Roo is located on the eastern part of the Yucatán Peninsula. It borders the Mexican states of Yucatán and Campeche to the north and west, the

Caribbean Sea to the east, and the nation of Belize to the south.

PLAN OF OPERATION

Our plan of operation is to acquire, manage, and develop income-producing real property in Mexico. We have not earned any revenues to date. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period ended November 30, 2004. We plan to earn revenues from management services, including reception, greeting, and general bookkeeping services, provided to the apartment units being constructed on the land adjacent to the Solidaridad Property and the operation of certain facilities on the Solidaridad Property.

Once completed, the Solidaridad Property is expected to consist of the two cabanas, a reception area, washrooms, and a food preparation area. One of the cabanas is expected to be 8 x 4 meters, and the second cabana is expected to be 6 x 4 meters. Each cabana is oval shaped and is expected to fit a family of 4 to 5 but are also suited for couples.

The amenities that we intend to provide to apartment unit owners and guests are as follows:

-	a tour of the Mayan ruins including the Tulum Ruins and the Coba Ruins; and

-	in-room spa treatments to be booked with reception.

These additional services will be charged out to the guests and are not included in the rental and future revenue stream for Rancho. We are presently negotiating with a neighbouring spa and local tour company for provision of spa packages and tours to residents and guests on the adjoining property.

The reception area will consist of a separate wooden building unit already constructed which will check in and check out the guests. This also includes the bookings for the apartment unit guests and the cabana guests of Rancho. The guests are expected to be able to book any of the packages they want to, including any tours, and spa services. The reception area is expected to be serviced by one person who will also be the grounds keeper.

The nine apartment units on the adjoining property have been sold. Rancho is presently negotiating with the owners of the apartment units to receive a commission from the rental of these units on behalf of the owners by Rancho. If such commission is agreed to by the unit owner, Rancho intends to advertise the units through various media including brochures, internet, and presentations by its principals. We also intend initially to market the apartment units and our rental facilities by creating a website and preparing marketing brochures. We estimate expending $3,500 on our initial marketing campaign for the Solidaridad Property. Our fees for property maintenance and management of the apartment units on the adjoining property are not dependent on the sale or rental of the apartment units.

We have engaged an independent contractor to provide property maintenance, gardening and security services to the Solidaridad Property at a rate of $400 per month. Upon completion of the apartment units on the adjoining property and the development of our Solidaridad Property we intend to increase the payment rate to our contractor to $600 per month for property maintenance, gardening and security services provided to the Solidaridad Property and the adjoining property. We intend to hire an additional contractor to provide property management services to the apartment units on the adjoining property and the Solidaridad Property at a rate of $600 per month upon completion of the apartment units and the Solidaridad Property.

Our business plan is to continue to develop, maintain and manage our Solidaridad Property. We do not anticipate earning revenues until such time as the units are constructed on the land adjacent to our Solidaridad Property and we complete development of the cabanas and the reception area. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from the development and management of our Solidaridad Property or that the revenues generated will exceed the operating costs of our business. We have no employees as of July 8, 2005. We conduct our business largely through agreements with consultants, independent contractors and arms-length third parties. We do not intend to hire any employees over the next twelve months.

Revenue

In addition to providing maintenance services and septic/water services to tenants of the adjoining property, we plan to construct a reception area and two cabanas on the Solidaridad Property for rental to tenants and/or tourists. Initially, we anticipate revenue will be generated through the following channels:

Revenue Stream	Projected Fee	Estimated Expenses
Rental of 2 Cabanas	$60 per Cabana per night	-
Management Services for 9 Units	$10 per Unit per night	$600 per month for management consulting services(1)
Maintenance, Security and Gardening Services for 9 Units	$250 per Unit per month	$600 per month for maintenance/gardening services(2)
Septic and Water Services for 9 Units	$50 per Unit per month	$200 per year for sewer removal and water fees
Total per Month	-	$1,400
Total per Year	-	$14,600
(1)	Commencing on completion of the apartment units on the adjoining property.

(2)
We have engaged an independent contractor to provide property maintenance, gardening and security services to the Solidaridad Property at a rate of $400 per month. Upon completion of the apartment units on the adjoining property and the development of our Solidaridad Property we intend to increase the payment rate to our contractor to $600 per month for property maintenance, gardening and security services provided to the Solidaridad Property and the adjoining property.

In the event we do not generate any revenues from our Solidaridad Property we will not have sufficient cash on hand to fund our proposed expenditures for the next twelve months, and will require additional financing to pursue our stated plan of operation. We anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional expenditures. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until we generate revenues from our property development. We do not have any arrangements in place for any future equity financing.

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:

Milestones And Objectives	Anticipated Cost	Time Frame
PHASE I - COMPANY START-UP - Construct Cabanas. - Complete construction of water and septic facilities for the provision of water services. - Construct reception area. - Completion of construction of Apartment Units by Vendor	$10,000	3 Months

Milestones And Objectives	Anticipated Cost	Time Frame
PHASE II – MANAGEMENT OF SOLIDARIDAD PROPERTY - Commence rental of Cabanas and provision of property management services. - Obtain all necessary regulatory approvals. - Hire consultants for provision of maintenance, security and management services.	$5,000	3-6 Months
TOTAL	$15,000	-

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next Twelve Months
Professional Fees	$31,000
General Administrative Expenses	$9,000
Consulting Fees	$12,000
Contractor Fees	$11,200
Marketing Expenses	$3,500
TOTAL	$66,700

We have cash of $28,193 and working capital of $22,862 as of July 8, 2005. We estimate that the completion of the development of our Solidaridad Property will cost approximately $15,000. Our total expenditures over the next twelve months are anticipated to be approximately $81,700, the majority of which is due to the development of our Solidaridad Property, general, legal, accounting and administrative expenses as a result of our becoming a reporting issuer under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At May 31, 2005	At November 30, 2004	Increase / (Decrease)
Current Assets	$13,724	$43,154	(68)%
Current Liabilities	$12,880	$5,331	141%
Working Capital (Deficit)	$844	$37,823	(977)%

Cash Flows
	Six Months	Inception to	Cumulative from
	Ended May 31,	May 31,	Inception to
			May 31
	2005	2004	2005
Cash Flows from (used in) Operating Activities	$(25,099)	-	$(67,206)
Cash Flows from (used in) Investing Activities	$(4,331)	-	$(30,000)
Cash Flows from (used in) Financing Activities	$3,000	$4,000	$110,930
Net Increase (decrease) in Cash During Period	$(29,430)	$4,000	$13,724

The decreases in our working capital surplus at May 31, 2005 from our year ended November 30, 2004, and the increases in our cash used during the periods ended on May 31, 2005, from the comparable periods of the preceding fiscal years are primarily a result of the increase in our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no revenue or sources of financing during the period ended May 31, 2005.

As of July 8, 2005, we had cash on hand of $28,193. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended November 30, 2004, that there is substantial doubt that we will be able to continue as a going concern.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this quarterly report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2005 and for all periods presented in the attached financial statements, have been included. Interim results for the six month period ended May 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are disclosed in the notes to the audited financial statements for the year ended November 30, 2004.

Use of Estimates

The interim financial statements accompanying this Quarterly Report are prepared in accordance with rules set forth in Regulation S-B of the Securities and Exchange Commission. These statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended November 30, 2004. In the opinion of management, all required adjustments which consist of normal reoccurring accrual have been made to the financial statements.

RISK FACTORS

We Have Yet To Attain Profitable Operations And Because We Will Need Additional Financing To Fund The Development Of Our Property, Our Accountants Believe There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

We have incurred a net loss of $80,086 for the period from May 28, 2004 (inception) to May 31, 2005, and have no revenues to date. Our future is dependent upon successful completion of our development program and obtaining adequate financing to fulfill our development activities. The following factors raise substantial doubt that we will be able to continue as a going concern:

-
We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and will require additional financing if our Solidaridad Property fails to generate revenues. We have cash in the amount of $28,193 as of July 8, 2005 and our total expenditures over the next twelve months are anticipated to be approximately $81,700.

-
We estimate that we will be required to expend $15,000 on completion of the development of our Solidaridad Property and an additional $3,500 on an initial marketing campaign for the property over the next twelve months before we can commence generating revenues from the property.

-	We expect to continue to expend $1,400 per month on fees to consultants and contractors until our property is completed.

-
The development of our Solidaridad property is subject to receipt of a regularization permit from the Mexican government. We cannot complete the development of our property which is presently 80% complete, until we receive the required permits from the Mexican Government, and there is no assurance that we will receive the required permits by August, 2005 or at all.

Our financial statements included with this quarterly report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period ended November 30, 2004. Our project requires capital expenditures for infrastructure development before we can begin generating revenue from our property. If we are unsuccessful in our development efforts, we may not be able to recover the capital expenditures that we have incurred. If we are not able to achieve revenues or complete our development program, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected. These factors raise substantial doubt that we will be able to continue as a going concern and adversely affect our ability to obtain additional financing.

Our Short Operating History Makes our Business Difficult To Evaluate, Accordingly, We Have A Limited Operating History Upon Which To Base An Evaluation Of Our Business And Prospects.

Our business is in the early stage of development and we have not generated any revenues or profit to date. Further development of our Solidaridad Property is necessary prior to our achieving revenues or profitability. We estimate that we will expend $15,000 over the next twelve months on the development of our Solidaridad Property. We have a limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies involved in real estate development.

Our real estate development activities entail risks that include:

       construction delays or cost overruns, which may increase project development costs.
       an inability to obtain required governmental permits and authorizations.
       failure to achieve anticipated rentals of our facilities.

In addition, our real estate development activities require capital expenditures. We have to obtain funds for our capital expenditures through cash flow from operations or financings. We cannot assure you that funds available from cash flow and financings will be sufficient to fund our required or desired capital expenditures for development. If we are unable to obtain sufficient funds, we may have to defer or otherwise limit development activities. To address these risks, we must successfully implement our business plan. We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter.

We Do Not Own Legal Title To Our Solidaridad Property, And As A Result May Lose All Or Substantially All Of Our Interests In The Property

Under the terms of the property purchase agreement for our Solidaridad Property, Ms. Galan-Rios assigned to us her interest in an occupation order issued by the Ejidal Commissariat of the Ejido NCPE Jose Maria Pino Suarez for the use and possession of the Solidaridad Property. Under Mexican law we own the right to possess and make use of our Solidaridad Property but do not own title to the property until a legal survey is completed by the Mexican government. Because we do not own legal title to our Solidaridad Property we are subject to the risk that: (i) conditions may be imposed on our occupation order for the property and/or the order may be cancelled; (ii) the Mexican government may delay the implementation of a legal survey or decide not to undertake a survey of the property; and (iii) if a legal survey is completed there is no assurance that we will not be required to pay additional fees for the transfer of legal title to the property or that the property boundaries will be identical to those granted in the occupation order issued by the Ejidal Commissariat. The occurrence of any of the above risks would have a material adverse effect our business, results of operations or financial condition.

Environmental And Other Regulations May Have An Adverse Effect On Our Business.

Our present operations and development activities in Mexico are subject to Mexican state and local laws and regulations, respectively, relating to the protection of the environment, including those concerning water supply, wastewater, noise, soil pollution and generation and handling of hazardous waste and materials and environmental impact.

Pursuant to the terms of our property purchase agreement with Ms. Galan-Rios, Ms. Galan-Rios has applied to Procuraduría Federal de Protección al Ambiente (PROFEPA), a division of Secretaria de Medio Ambiento y Recursos Naturales (SEMARNAT) for a regularization permit respecting the construction of the cabanas and reception area on our Solidaridad Property. SEMARNAT is the Mexican federal agency responsible for environmental protection. We are not required to pay for any of the costs relating to the regularization permit. If Ms. Galan-Rios is not successful in obtaining the regularization permit for our Solidaridad Property we will not be able to complete our property development, which would materially adversely affect our financial condition and our business plan. We are also subject to administrative sanctions for any breaches of Mexican environmental law as administered by PROFEPA, which can result in fines ranging from $350 to $70,000, the requirement to perform environmental assessments, and which may result in temporary or permanent closure of all or part of any facilities on our property.

We believe that we are in compliance in all material respects with all Mexican state and local laws and regulations relating to water, atmospheric pollution, hazardous wastes or substances. We have not been notified by any environmental authority or any third party, of any material noncompliance, liability or claim related to those environmental matters in connection with any of our present properties. The possibility exists that in the future that our facilities and operations will encounter: (i) newer and stricter state or local environmental laws and regulations, (ii) more rigorous interpretations of existing environmental laws and regulations, and/or (iii) stricter enforcement of federal, state and local environmental law regulations.

The Solidaridad Property is subject to federal, state and local regulations and restrictions that may impose significant limitations on our ability to develop them. In addition, our ownership and operation of real property is subject to extensive and evolving federal, state and local environmental laws and other regulations. The provisions and enforcement of these environmental laws and regulations may become more stringent in the future. Violations of these laws and regulations can result in:

(1)	civil penalties;

(2)	remediation expenses;

(3)	natural resource damages;

(4)	personal injury damages;

(5)	potential injunctions;

(6)	cease and desist orders; and

(7)	criminal penalties.

In addition, some of these environmental laws impose strict liability, which means that we may be held liable for any environmental damages on our property regardless of our fault. The presence of hazardous substances on a property may also adversely affect our ability to sell or develop the property or to borrow using the property as collateral.

Changes in laws or the interpretation thereof, new enforcement of laws, the identification of new facts or the failure of other parties to perform remediation could all lead to new or greater liabilities that could materially adversely affect our business, results of operations or financial condition.

We Are Highly Dependent On Our Senior Management. The Loss Of Any Of Our Executive Officers Could Have A Material Adverse Effect On Our Business.

Our future success is highly dependent upon the continued employment of our senior management. The loss of any of our executive officers could have a material adverse effect on our business. We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management and in particular Graham Alexander, our president, chief financial officer, chief executive officer, secretary and treasurer. The loss of Mr. Alexander’s business experience, personal knowledge of the Tulum region where our property is located, and his local business contacts in Mexico, could materially adversely affect our business, results of operations or financial condition.

The Occurrence In Mexico Of Natural Disasters Could Adversely Affect Our Business.

Our property is located in Mexico. The occurrence of natural disasters, such as fires, hurricanes, floods, unusually heavy or prolonged rain and droughts in Mexico could have a material adverse effect on our ability to develop properties or realize income from our property.

Because We Are Significantly Smaller And Less Established Than A Majority Of Our Competitors, We May Lack The Financial Resources Necessary To Compete Effectively And Sustain Profitability.

Our competitors have substantially greater capital resources, name recognition, expertise in commercial real estate development and marketing. A number of residential and commercial developers and real estate services companies, some with greater financial and other resources, compete with us in seeking properties for acquisition, resources for development and prospective purchasers. Competition from other real estate developers and real estate services companies may adversely affect our ability to:

       develop rental facilities
       attract purchasers
       sell undeveloped rural land

The presence of competing real estate development companies in Mexico may impact on our ability to raise additional capital in order to fund our property acquisitions or property developments in Mexico if investors are of the view that investments in competitors are more attractive. Competition could also reduce the availability of properties of merit or increase the cost of acquiring the properties.

Because Our President And Our Vice-President Have Only Agreed To Provide Their Services On A Part-Time Basis, They May Not Be Able Or Willing To Devote A Sufficient Amount Of Time To Our Business Operations, Causing Our Business To Fail.

Our directors and officers are employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Alexander, our president, chief financial officer, chief executive officer, secretary and treasurer, and Ms. Manetta, our vice-president, are not expected to spend a significant amount of time on our business. Mr. Alexander and Ms. Manetta each expect to expend approximately 8-10 hours per week on our business. Competing demands on their time may lead to a divergence between their interests and the interests of other shareholders.

Because Our President, Mr. Graham Alexander, Owns 53% Of Our Outstanding Common Stock, Investors May Find That Corporate Decisions Influenced By Mr. Alexander Are Inconsistent With The Best Interests Of Other Stockholders.

Mr. Graham Alexander, our president, chief financial officer, chief executive officer, secretary and treasurer, controls 53% of our issued and outstanding shares of common stock. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. Alexander is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. Alexander may not be, at all times, the same as that of other shareholders. Since Mr. Alexander is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Alexander exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Alexander will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Rancho with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Alexander may also have the effect of delaying, deferring or preventing a change in control of Rancho which may be disadvantageous to minority shareholders.

We Are Vulnerable To Concentration Risks Because Our Current Revenue Sources Are Linked To The Development of Apartment Units On An Adjoining Property.

A majority of our revenues are expected to be derived from the provision of management services and maintenance services to occupants of a condominium development on a property adjacent to our property in Solidaridad, Mexico. If the construction of the apartment units on the neighboring property is delayed or terminated, we may lose the source of all or substantially all of our revenues. Our substantial dependence on a single prospect property for cash flow increases the risk of our future success.

We Do Not Carry Comprehensive Liability Insurance. As A Result, Should An Uninsured Loss Occur, We Could Lose Our Capital Invested In The Solidaridad Property, As Well As The Anticipated Future Revenues From Such Property

As of July 8, 2005 we do not carry comprehensive liability, fire, hurricane, storm, earthquake and business interruption insurance with respect to our business operations in Mexico. Should an uninsured loss occur, we could lose our capital invested in the Solidaridad Property, as well as the anticipated future revenues from such property and would continue to be obligated on any indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on Rancho.

Our Ability To Issue “Blank Check” Preferred Stock, Could Have The Effect Of Deterring Or Delaying A Take Over Or Other Change In Control, Denying Shareholders The Receipt Of A Premium On Their Common Stock And Depress The Market Price Of Our Common Stock.

Rancho’s board of directors, without any action by Rancho’s shareholders, has the authority to issue the remaining undesignated and unissued authorized shares and to fix the powers, preferences, rights and limitations of such shares or any class or series thereof, without shareholder approval. Persons acquiring such shares could have preferential rights with respect to voting, liquidation, dissolution or dividends over existing shareholders. The ability to issue undesignated shares, could have the effect of deterring or delaying a take over or other change in control, deny shareholders the receipt of a premium on their common stock and depress the market price of Rancho’s common stock.

Our Adoption Of Stock Based Benefit Plans And Future Equity Financings May Dilute Existing Stockholders' Ownership Interests.

In November, 2004, our board of directors approved the 2004 Stock Option Plan (the “2004 Plan”). Under the 2004 Plan, options to purchase up to 750,000 shares of our common stock may be granted to our employees, officers, directors, and eligible consultants. The 2004 Plan will increase our future compensation costs, thereby reducing our earnings, and shareholders may experience a reduction in ownership interest in the event newly issued shares are used to fund awards made under the plan. Further, we rely upon the availability of equity capital to fund our growth, which financing may or may not be available on favorable terms or at all. Equity capital could include our common stock or preferred stock. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms.

As of July 8, 2005, we have raised equity capital through the issuance of 4,000,000 shares of our restricted common stock to our President Mr. Alexander on May 28, 2004 and through the offering of 3,564,332 shares of our restricted common stock to certain shareholders on November 30, 2004. On May 28, 2006, 4,000,000 shares of our common stock held by Mr. Alexander will be available for resale to the public in accordance with the volume, public notice and trading limitations of Rule 144. On November 30, 2006, an additional 3,564,332 shares of our common stock will be available for resale to the public in accordance with the volume, public notice and trading limitations of Rule 144. Subject to the completion of the development of our Solidaridad Property and any revenues generated in relation thereto, we anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

ITEM 3.	CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We registered the resale of 3,554,332 shares of our common stock (the “Shares”) offered by selling stockholders of Rancho at a price of $0.04 per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-122375), effective on June 27, 2005 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. The Offering will terminate nine months after the Effective Date. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale. To date we have expended $9,217 on the costs of the Offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	2004 Stock Option Plan.(1)
10.2	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)
10.3	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)
10.4	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)
10.5	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)
10.6	Purchase Agreement dated for reference November 29, 2004 between Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)
10.7	Promissory Note dated November 29, 2004 Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on January 29, 2005, as amended.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended May 31, 2005. We have not filed any Current Reports on Form 8-K since May 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date: July 11, 2005	By:	/s/ Graham G. Alexander

	Title:	GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)