Form 10QSB
period 2005-08-31
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2005-10-25
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51376

RANCHO SANTA MONICA DEVELOPMENTS INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	83-0414306	3104 Sunnyhurst Road
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)	North Vancouver, BC, Canada V7K 2G3
organization)		(Address of principal executive offices)

(604) 537-5905
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 17, 2005, the Issuer had 7,564,332 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2005 are not necessarily indicative of the results that can be expected for the year ending November 30, 2005.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Rancho” mean Rancho Santa Monica Developments Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	AUGUST 31	NOVEMBER 30
	2005	2004
ASSETS
Current
Cash	$5,355	$43,154
Property (Note 2)	80,000	80,000
	$85,355	$123,154
LIABILITIES
Current
Accounts payable and accrued liabilities	$18,980	$5,331
Note Payable (Note 3)	50,000	50,000
	62,880	55,331
STOCKHOLDERS’ EQUITY
Share Capital
Authorized:
100,000,000 common shares with a par value of
$0.0001 per share
100,000,000 preferred shares with a par value of
$0.0001 per share
Issued:
7,564,332 common shares at May 31, 2005 and at
November 30, 2004	7,564	7,564
Additional paid-in capital	103,366	103,366
Subscriptions Receivable	-	(3,000)
Deficit Accumulated During The Development Stage	(94,555)	(40,107)
	16,375	67,823
	$85,355	$123,154

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three	Inception	Nine	Inception	Cumulative
	Months	May 28,	Months	May 28,	from
	Ended	2004 to	Ended	2004 to	May 28, 2004
	Aug 31,	Aug 31,	Aug 31,	Aug 31,	to Aug 31,
	2005	2004	2005	2004	2005

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES

Consulting fees	4,800	-	16,400	-	23,600
General and Administrative	669	1,529	3,803	1,529	5,602
Interest on long-term debt	1,500	-	4,480	-	4,480
Professional fees	7,500	4,000	29,765	4,000	60,873

	14,469	(5,529)	54,448	(5,529)	94,555

NET LOSS FOR THE PERIOD	$(14,469)	$(5,529)	$(54,448)	$(5,529)	$(94,555)

Basic and Diluted Loss per
Share	$(0.02)	$(0.01)	$(0.07)	$(0.01)

Weighted Average Number of Shares
Outstanding	7,564,332	4,910,000	7,564,332	4,910,000

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Nine	Inception	Cumulative
	Months	May 28,	from
	Ended	2004 to	May 28, 2004
	Aug 31,	Aug 31,	to Aug 31,
	2005	2004	2005

Cash Flows Used By Operating Activities

Net Loss for the Period	$(54,448)	$(5,529)	$(94,555)

Adjustments to Reconcile Loss to Net Cash Used
by Operating Activities

Changes in Accounts payable and accrued liabilities	17,980	-	18,980
	(36,468)	(5,529)	(75,575)
Cash Flows Used by Investing Activity
Purchase of property	(4,331)	-	(30,000)

Cash Flows from Financing Activity
Issue of share capital	3,000	31,300	110,930

Increase (Decrease) In Cash	(37,799)	25,771	5,355

Cash, Beginning of Period	43,154	-	-

Cash, End of Period	$5,355	$25,771	$5,355

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM INCEPTION, MAY 28, 2004, TO AUGUST 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Shares issued for
cash at $0.001 per
share – May 28,
2004	4,000,000	$4,000	$-	$-	$-	$4,000
Shares issued for
cash at $0.03 per
share – November
30, 2004	3,564,332	3,564	103,366	(3,000)	-	103,930
Net loss for the
period	-	-	-	-	(40,107)	(40,107)

Balance, November
30, 2004	7,564,332	7,564	103,366	(3,000)	(40,107)	67,823

Subscriptions
received – Aug 31,
2005	-	-	-	3,000	-	3,000
Net loss for the
period	-	-	-	-	(54,448)	(54,448)

Balance, May 31,
2005	7,564,332	$7,564	$103,366	$-	$(94,555)	$16,375

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2005
(Unaudited)
(Stated in U. S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of August 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

During the nine month period ended August 31, 2005, pursuant to written agreements, the Company paid Directors and Officers a total of $16,400 for management services. Cumulatively to that date, management fees paid to Directors and Officers totals $23,600.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

Corporate Background

We are a development stage company focused on the development of real estate. We have acquired real property located in Solidaridad, Mexico on which we plan to construct certain facilities and provide management services for the apartment units being constructed on the adjoining property. Ms. Galan-Rios has applied for all remaining permits to complete construction of the apartment units which are 80% complete as of October 17, 2005.

We are not obligated to fund any of the costs of construction of the apartment units. Our project requires capital expenditures for infrastructure development before we can begin generating revenue from our property. Our property development is 80% complete. We expect to continue development of our Solidaridad Property in May, 2006 and to complete the construction in September, 2006. We estimate that we will be required to expend $15,000 to complete the development of our property. See “Acquisition of Solidaridad Property” below.

Recent Corporate Developments

We experienced the following significant developments since our last fiscal quarter ended March 31, 2005:

On September 2, 2005 Ms. Galan-Rios, the vendor of our Solidaridad Property, received the final Procuraduría Federal de Protección al Ambiente (“PROFEPA”) regularization permit which provides that the following conditions must be met prior to completing our development of the Solidaridad Property:

1.	Ms. Galan-Rios must pay PROFEPA a fee of $117,000 pesos or approximately $11,142;

2.	Rancho must obtain all required authorizations from the applicable Mexican federal authorities before it can continue construction on the Solidaridad Property;

3.

Rancho needs to obtain authorization for its proposed development on the Solidaridad Property from SERMARNAT (Secretaria de Medio Ambiente y Recursos Naturales) within 60 business days of the date of the PROFEPA permit; and

4.	Ms. Galan-Rios needs to post a bond of $100,000 pesos (approximately $10,500) with SERMARNAT while we conduct a program to re-establish and revegitate the dune located on the Solidaridad Property.

We have been advised by Monica Galan Rios that she will pay the PROFEPA fine as soon as possible, post the required bond for the dune study, commence the study, and submit a operations and works completion report with SERMARNAT allowing us to continue the development of our Solidaridad Property. Upon completion of the above four conditions and receipt of the authorization from SERMARNAT, we have been advised that Monica Galan Rios will apply to the Municipality of Solidaridad for a regularization permit for the building and facilities on the adjoining property. We expect to receive the SERMARNAT authorization within five months. As a result we expect to continue development of our Solidaridad Property in May, 2006 and to complete the construction in September, 2006.

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

Figure 1
Property Location

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

The amenities that we intend to provide to apartment unit owners and guests are as follows:

  a tour of the Mayan ruins including the Tulum Ruins and the Coba Ruins; and
  in-room spa treatments to be booked with reception.

These additional services are expected to be charged out to the guests and are not included in the rental and future revenue stream for Rancho. We are presently negotiating with a neighbouring spa and local tour company for provision of spa packages and tours to residents and guests on the adjoining property.

The reception area is expected to consist of a separate wooden building unit already constructed which will check in and check out the guests. This also includes the bookings for the apartment unit guests and the cabana guests of Rancho. The guests are expected to be able to book any of the packages they want to, including any tours, and spa services. The reception area is expected to be serviced by one person who will also be the grounds keeper.

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

Our business plan is to continue to develop, maintain and manage our Solidaridad Property. We do not anticipate earning revenues until such time as the units are constructed on the land adjacent to our Solidaridad Property and we complete development of the cabanas and the reception area. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from the development and management of our Solidaridad Property or that the revenues generated will exceed the operating costs of our business. We currently have no employees. We conduct our business largely through agreements with consultants, independent contractors and arms-length third parties. We do not intend to hire any employees over the next twelve months.

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

We have cash of $28,193 and working capital of $22,862 as of October 17, 2005. We estimate that the completion of the development of our Solidaridad Property will cost approximately $15,000. Our total expenditures over the next twelve months are anticipated to be approximately

$81,700, the majority of which is due to the development of our Solidaridad Property, general, legal, accounting and administrative expenses as a result of our becoming a reporting issuer under the Exchange Act.

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

In the event we do not generate any revenues from our Solidaridad Property, we will not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and will require additional financing to pursue our stated plan of operation. We anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional expenditures. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until we generate revenues from our property development. We do not have any arrangements in place for any future equity financing.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At August 31, 2005	At November 30, 2004	Increase / (Decrease)
Current Assets	$5,355	$43,154	(87.5)%
Current Liabilities	$18,980	$5,331	256%
Working Capital (Deficit)	$(13,625)	$37,823	(63.9)%

Cash Flows
	Nine Months		Cumulative from
	Ended August	Inception to	Inception to
	31, 2005	August 31, 2004	August 31, 2005
Cash Flows from (used in) Operating Activities	$(54,448)	$(5,529)	$(94,555)
Cash Flows from (used in) Investing Activities	$(4,331)	-	$(30,000)
Cash Flows from (used in) Financing Activities	$3,000	$31,300	$110,930
Net Increase (decrease) in Cash During Period	$(37,799)	$25,771	$5,355

The decrease in our working capital surplus at August 31, 2005 from our year ended November 30, 2004, and the increase in our cash used during the period ended on August 31, 2005, from our year ended November 30, 2004 are primarily a result of the increase in our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no revenue or sources of financing during the period ended August 31, 2005.

As of October 17, 2005, we had cash on hand of $28,193. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended November 30, 2004, that there is substantial doubt that we will be able to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this quarterly report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at August 31, 2005 and for all periods presented in the attached financial statements, have been included. Interim results for the nine month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified below certain accounting policies that are most important to the portrayal of our current financial condition and results of operation:

Development Stage Company

Rancho is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. Rancho is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Rancho’s development stage activities.

Property

Property consists of land and is recorded at cost. Land improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.

Stock Based Compensation

Rancho accounts for employee stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 – “Accounting for Stock Based Compensation”.

Impairment of Long-Lived Assets

Rancho periodically evaluates potential impairments of its long-lived assets, including intangibles. When Rancho determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, Rancho evaluates the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying value of the assets, Rancho measures the impairment using discounted cash flows or other methods of determining fair value.

Long-lived assets to be disposed of are carried at the lower of cost or fair value less estimated costs of disposal.

RISKS AND UNCERTAINTIES

We Have Yet To Attain Profitable Operations And Because We Will Need Additional Financing To Fund The Development Of Our Property, Our Accountants Believe There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

We have incurred a net loss of $94,555 for the period from May 28, 2004 (inception) to August 31, 2005, and have no revenues to date. Our future is dependent upon successful completion of our development program and obtaining adequate financing to fulfill our development activities. The following factors raise substantial doubt that we will be able to continue as a going concern:

  We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and will require additional financing if our Solidaridad Property fails to generate revenues. We have cash in the amount of $28,193 as of October 17, 2005 and our total expenditures over the next twelve months are anticipated to be approximately $81,700.
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
  We cannot complete the development of our property which is presently 80% complete, until we receive the required permits from the Mexican Government, and there is no assurance that we will receive the required permits.

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

Our real estate development activities entail risks that include:

1.	construction delays or cost overruns, which may increase project development costs.

2.	an inability to obtain required governmental permits and authorizations.

3.	failure to achieve anticipated rentals of our facilities.

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

The Solidaridad Property is subject to federal, state and local regulations and restrictions that may impose significant limitations on our ability to develop them. In addition, our ownership and operation of real property is subject to extensive and evolving federal, state and local environmental laws and other regulations. The provisions and enforcement of these environmental laws and regulations may become more stringent in the future. Violations of these laws and regulations can result in:

1.	civil penalties;

2.	remediation expenses;

3.	natural resource damages;

4.	personal injury damages;

5.	potential injunctions;

6.	cease and desist orders; and

7.	criminal penalties.

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

1.	develop rental facilities

2.	attract purchasers

3.	sell undeveloped rural land

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

We do not currently carry comprehensive liability, fire, hurricane, storm, earthquake and business interruption insurance with respect to our business operations in Mexico. Should an uninsured loss occur, we could lose our capital invested in the Solidaridad Property, as well as the anticipated future revenues from such property and would continue to be obligated on any indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on Rancho.

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

Our Adoption Of Stock Based Benefit Plans And Future Equity Financings May Dilute Existing Stockholders’ Ownership Interests.

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

As of October 17, 2005, we have raised equity capital through the issuance of 4,000,000 shares of our restricted common stock to our President, Mr. Alexander, on May 28, 2004 and through the offering of 3,564,332 shares of our restricted common stock to certain shareholders on November 30, 2004. On May 28, 2006, 4,000,000 shares of our common stock held by Mr. Alexander will be available for resale to the public in accordance with the volume, public notice and trading limitations of Rule 144. On November 30, 2006, an additional 3,564,332 shares of our common stock will be available for resale to the public in accordance with the volume, public notice and trading limitations of Rule 144. Subject to the completion of the development of our Solidaridad Property and any revenues generated in relation thereto, we anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

ITEM 3.	CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this Quarterly Report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended August 31, 2005. We have not filed any Current Reports on Form 8-K since August 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date: October 24, 2005	By:	/s/ Graham G. Alexander

GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)

Date: October 24, 2005	By:	/s/ Angela Manetta

ANGELA MANETTA
Vice President