Form 10KSB
period 2005-11-30
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2006-02-28
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended November 30, 2005

[           ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____to _____

COMMISSION FILE NUMBER 000-51376

RANCHO SANTA MONICA DEVELOPMENTS INC.
(Name of small business issuer in its charter)

NEVADA	83-0414306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3104 Sunnyhurst Road
North Vancouver, BC, Canada	V7K 2G3
(Address of principal executive offices)	(Zip Code)

(604) 537-5905
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [           ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

State issuer’s revenues for its most recent fiscal year: $NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $138,573 based on a price of $0.04 per share, being the last sale price of the Company’s common stock as of November 30, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 27, 2006, the Issuer had 7,564,332 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

TABLE OF CONTENTS

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", “Rancho”, “Rancho Santa Monica” and the “Company” mean Rancho Santa Monica Developments Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1. DESCRIPTION OF BUSINESS.

CORPORATE HISTORY

We were incorporated on May 28, 2004 under the laws of the State of Nevada. Our principal offices are located at 3104 Sunnyhurst Road, North Vancouver, British Columbia, Canada. Our telephone number is (604) 537-5905.

OUR BUSINESS

We are a development stage company focused on the development of real estate. We have acquired real property located in Solidaridad, Mexico (the “Solidaridad Property”) on which we plan to construct certain facilities and provide management services for the apartment units being constructed on the adjoining property. Mrs. Galan-Rios has applied for all remaining permits to complete construction of the apartment units which are 80% complete as of the date of this annual report.

We have not earned any revenues to date. Our strategy is to acquire, manage, and develop income-producing real property in Mexico. We plan to earn revenues from management services, including reception, greeting, and general bookkeeping services, provided to the apartment units being constructed on the land adjacent to the Solidaridad Property and the operation of certain facilities on the Solidaridad Property. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from the management services or that the revenues generated will exceed our operating costs. Since our inception, we have used our common stock to raise money for asset acquisitions, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

We are not obligated to fund any of the costs of construction of the apartment units. Our project requires capital expenditures for infrastructure development before we can begin generating revenue from our property. Our property development is 80% complete. We expect to receive the regularization permit within one month of receipt of the SEMARNAT permit. We expect to continue development of our Solidaridad Property in May, 2006 and to complete the construction in September, 2006. We estimate that we will be required to expend $15,000 to complete the development of our property. See “Acquisition of Solidaridad Property” below.

Recent Corporate Developments

We experienced the following significant developments since November 30, 2004:

1.

On January 5, 2006, we engaged Moore & Associates, Chartered, as our new independent registered public accounting firm, following the resignation of our prior independent registered public accounting firm Morgan & Company, Chartered Accountants (“Morgan & Co.”) on December 16, 2005. Morgan & Co. performed the audit of our financial statements for the period from incorporation on May 28, 2004 to November 30, 2004. Morgan & Co.’s decision to resign as the Company’s independent auditor was made due to the fact Morgan & Co. is a Canadian based auditor and the Company’s operations and management are in Mexico.

2.	On December 31, 2005, our shares commenced trading on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol” RSDV”.

3.

We registered the resale of 3,554,332 shares of our common stock (the “Shares”) offered by selling stockholders of Rancho at a price of $0.04 per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-122375), effective on June 27, 2005 (the “Effective Date”).

4.

As of the date of this annual report, we are at approximately 80% completion of construction of Cabanas, water and septic facilities for the provision of water services, reception area, and Apartment units. We expect continue Phase I of our development program in May 2006 once we receive required permits from the Mexican government. However, there is no assurance that we will receive the permit. We are also engaged in negotiations respecting the rental of the Cabanas and provision of management services. We have also engaged an independent contractor to provide property maintenance, security and management services at a rate of $400 per month.

5.

On September 2, 2005, Mrs. Galan-Rios, the vendor of our Solidaridad Property, received the final Procuraduría Federal de Protección al Ambiente (“PROFEPA”) regularization permit which provided that the following conditions must be met prior to completing our development of the Solidaridad Property

	(a)	Mrs. Galan-Rios must pay PROFEPA a fee of $117,000 pesos or approximately $11,142;

	(b)	Rancho must obtain all required authorizations from the applicable Mexican federal authorities before it can continue construction on the Solidaridad Property;

(c)

Rancho needs to obtain authorization for its proposed development on the Solidaridad Property from SERMARNAT (Secretaria de Medio Ambiente y Recursos Naturales) within 60 business days of the date of the PROFEPA permit; and

	(d)	Mrs. Galan-Rios needs to post a bond of $100,000 pesos (approximately $10,500) with SERMARNAT while we conduct a program to re-establish and revegetate the dune located on the Solidaridad Property.

We have been advised by Mrs. Rios that she has paid the PROFEPA fee as of October, 2005, has posted the required bond for the dune study, and has submitted to the Municipality of Solidaridad for a regularization permit. Upon receipt of the regularization permit from the Muncipality of Solidaridad, Mrs. Rios will apply to SERMARNAT for the operations report and for additional construction needed to complete the proposed development. We expect to receive the regularization permit from the Municipality of Solidaridad and the SERMARNAT authorization within five months. As a result we expect to continue development of our Solidaridad Property in May, 2006 and to complete the construction in September, 2006.

Acquisition of Solidaridad Property

We entered into an agreement dated for reference November 29, 2004 with Monica Galan-Rios for the purchase of certain lands located in Solidaridad, Mexico consisting of approximately 2,120 square meters, See Figure 1 below. Under the terms of the property purchase agreement with Mrs. Galan-Rios:

(1)

In consideration of Mrs. Galan-Rios’s grant of all of her interests in the Solidaridad Property to us, we: (i) paid $30,000 to Mrs. Galan-Rios, and (ii) issued an unsecured promissory note to Mrs. Galan-Rios in the amount of $50,000, plus accrued interest at a rate of 12% per year, maturing on November 29, 2006;

(2)

We acknowledged that nine apartment units are being constructed by Mrs. Galan-Rios on land adjacent to the Solidaridad Property and are intended to be sold or leased to potential tenants on completion of construction;

(3)	We agreed to provide septic and water services to tenants at a rate of $50 per apartment unit per month;

(4)

We agreed that commencing on the completion of construction of the units, for a 25-year period following November 29, 2004, we will provide security, maintenance and gardening services for the Solidaridad Property for a fee of $250 per unit per month; and

(5)	We agreed to grant to Mrs. Galan-Rios and any of the potential tenants, access to the road presently existing on the Solidaridad Property.

We presently do not have any written agreements with our third party contractors to provide the management, maintenance and septic services to the apartment units on the adjoining property. All understandings and arrangements with our consultants are presently verbal.

Under the terms of our agreement with Mrs. Galan-Rios, we were assigned her interest in an occupation order issued by the Ejidal Commissariat of the Ejido NCPE Jose Maria Pino Suarez for the use and possession of the Solidaridad Property. Under Mexican law we own the right to possess and make use of the Solidaridad Property but do not own title to the property until a legal survey is completed by the Mexican government. The Mexican government is expected to undertake a legal survey of the Solidaridad Property and surrounding areas within the next twelve months. Once the legal survey is completed the Mexican government may require an additional fee prior to effecting a transfer of legal title to the property to Rancho. Because we do not own legal title to our Solidaridad Property we are subject to the risk that: (i) conditions may be imposed on our occupation order for the property and/or the order may be cancelled; (ii) the Mexican government may delay the implementation of a legal survey or decide not to undertake a survey of the property; and (iii) if a legal survey is completed there is no assurance that we will not be required to pay additional fees for the transfer of legal title to the property or that the property boundaries will be identical to those granted in the occupation order issued by the Ejidal Commissariat.

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

Figure 1
Property Location

Revenue Model

Our strategy is to acquire, manage, and develop income-producing real property in Mexico. We have not earned any revenues to date. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period ended November 30, 2005. We plan to earn revenues from management services, including reception, greeting, and general bookkeeping services, provided to the apartment units being constructed on the land adjacent to the Solidaridad Property and the operation of certain facilities on the Solidaridad Property.

A total of nine apartments units are currently under construction on the portion of the property not purchased. Upon completion, the Company plans to charge maintenance and management fees of $250 per unit every month, and service fees of $50 per unit every month.

Solidaridad Property

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

Marketing Strategy

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

Competition

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

Although we primarily rely on occupancy of the apartment units on the adjoining property for revenues, competition from neighboring hotel properties such as the Tita Tulum Hotel, Ana Y Jose Hotel, Los Lirios Hotel, and the Esmeralda Hotel, may adversely affect the occupancy level of the apartment units on the adjoining property which may result in reduced rental revenue from our management services and rental of cabanas. Also, the presence of competing real estate development companies in Mexico may impact on our ability to raise additional capital in order to fund our property acquisitions or property developments in Mexico if investors are of the view that investments in competitors are more attractive. Competition could also reduce the availability of properties of merit or increase the cost of acquiring the properties.

Competition in the industry is based primarily on the level of service, quality of accommodations and amenities, convenience of the units and rental rates. We intend to compete with neighboring hotels by providing superior service, quality of accommodations and amenities and convenience. We believe that due to our size and location we can offer greater privacy to guests. Should we be unable to provide service, quality of accommodations and convenience at an attractive rate, we may not be able to compete effectively.

The seasonality of the vacation rental industry may, from time to time, affect our rental income. We anticipate lower rental levels of our facilities in the off-season. If there is little demand for our rental facilities, our revenues could fall.

Government Regulations

Our present operations and development activities in Mexico are subject to Mexican federal, state and local laws and regulations, relating to the protection of the environment, including those concerning water supply, wastewater, noise, soil pollution and generation and handling of hazardous waste and materials and environmental impact.

Pursuant to the terms of our property purchase agreement with Mrs. Galan-Rios, Mrs. Galan-Rios has applied to Procuraduría Federal de Protección al Ambiente (PROFEPA), a division of Secretaria de Medio Ambiento y Recursos Naturales (SEMARNAT) for a regularization permit respecting the construction of the cabanas and reception area on the Solidaridad Property. SEMARNAT is the Mexican federal agency responsible for environmental protection. We are not required to pay for any of the costs relating to the regularization permit. Once the regularization permit is approved, we expect to obtain a local permit from the municipality of Solidaridad at a cost of $3,500 for our proposed business operations on the Solidaridad Property. We expect to receive the regularization permit from PROFEPA within the next two months. We are subject to administrative sanctions for any breaches of Mexican environmental law as administered by PROFEPA, which can result in fines ranging from $350 to $70,000, the requirement to perform environmental assessments, and which may result in temporary or permanent closure of all or part of any facilities on our property.

Mexican state and local laws also regulate in the areas of water, atmospheric pollution, hazardous wastes or substances. The possibility exists that in the future that our facilities and operations will encounter: (i) newer and stricter state or local environmental laws and regulations, (ii) more rigorous interpretations of existing environmental laws and regulations, and/or (iii) stricter enforcement of federal, state and local environmental law regulations. Changes in laws or the interpretation thereof, new enforcement of laws, the identification of new facts or the failure of other parties to perform remediation could all lead to new or greater liabilities that could materially adversely affect our business, results of operations or financial condition.

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

We believe that Rancho is in compliance in all material respects with all Mexican federal, state and local laws and regulations relating to water, atmospheric pollution, hazardous wastes or substances. We have not been notified by any environmental authority or any third party, of any material noncompliance, liability or claim related to those environmental matters in connection with any of its present properties. The possibility exists that in the future that Rancho and its operations will encounter: (i) newer and stricter federal, state or local environmental laws and regulations, (ii) more rigorous interpretations of existing environmental laws and regulations, and/or (iii) stricter enforcement of federal, state and local environmental law regulations.

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

Employees

We have no employees as of the date of this Annual Report. We conduct our business largely through consulting agreements with our executive officers and arms-length third parties. We have engaged an independent contractor to provide property maintenance, gardening and security services to the Solidaridad Property at a rate of $400 per month. Upon completion of the apartment units on the adjoining property and the development of our Solidaridad Property we intend to increase the payment rate to our contractor to $600 per month for property maintenance, gardening and security services provided to the Solidaridad Property and the adjoining property. We intend to hire an additional contractor to provide property management services to the apartment units on the adjoining property and the Solidaridad Property at a rate of $600 per month upon completion of the apartment units and the Solidaridad Property.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have no subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2. DESCRIPTION OF PROPERTY.

Office Location

We rent approximately 100 square feet of office space located at 3104 Sunnyhurst Road, North Vancouver, British Columbia, Canada, V7K 2G3, the home of our President, Mr. Graham Alexander. The office rental was negotiated in December, 2004 on a non-arms length basis and is provided at a cost of $100 per month. This rental is on a month-to-month basis with no formal agreements. See “Certain Relationships and Related Transactions” below.

Our month-to-month rental arrangements will allow us flexibility in relocation if we employ more personnel, however, we believe these facilities are adequate in size to handle all of our current operations for the foreseeable future.

Description Of Real Estate And Operating Data

We entered into an agreement dated for reference November 29, 2004 with Monica Galan-Rios pursuant to which we acquired certain lands located in the State of Quintana Roo, Mexico consisting of approximately 2,120 square meters. Under the terms of the agreement, Mrs. Galan-Rios assigned to us her interest in an occupation order issued by the Ejidal Commissariat of the Ejido NCPE Jose Maria Pino Suarez for the use and possession of a fraction of the Solidaridad Property for consideration of $30,000 cash and an unsecured promissory note in the amount of $50,000. Currently, we own the right to possess and make use of the Solidaridad Property. We will own title to the property when a legal survey is completed by the Mexican government.

The Solidaridad Property is located on the Western half of the fraction of Lot #10 located at Km 8, Carretara a Tulum-Boca Paila Ejido Jose Maria Pino Suarez Municipality of Solidaridad, Quintana Roo, Mexico. Quintana Roo is located on the eastern part of the Yucatán Peninsula. It borders the Mexican states of Yucatán and Campeche to the north and west, the Caribbean Sea to the east, and the nation of Belize to the south. Solidaridad is one of the eight municipalities that make up the Mexican state of Quintana Roo. It was created in 1993 when the municipality of Cozumel was split into two, with the mainland section constituting the municipality of Solidaridad. Solidaridad is home to the Maya archaeological sites of Tulum, Xcaret, and Cobá.

Insurance

As of the date of this annual report, we do not carry comprehensive liability, fire, hurricane, storm, earthquake and business interruption insurance with respect to our business operations in Mexico. Should an uninsured loss occur, we could lose our capital invested in the Solidaridad Property, as well as the anticipated future revenues from such property and would continue to be obligated on any indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on Rancho. We plan to obtain comprehensive liability insurance once we complete development of our Solidaridad Property.

Investment Policies

We have no established policy with respect to investments on real estate or interests in real estate; however, we intend to continue to explore ways to increase the value of our Solidaridad Property and to improve management activities thereon. As of the date of this annual report our only real estate operation is through our ownership interest in the Solidaridad Property. We may also look for new real estate investment opportunities in hotels, apartments, office buildings and shopping centers in Mexico. There are no limitations on the percentage of our assets which may be invested in any one investment or type of investments. Our Board of Directors may set such policy without a vote of our shareholders. We do not plan to limit the geographical area in which we may invest, but we expect that all or a majority of our investments will be made in Mexico. We have no current plans to form a joint venture or other arrangements with third parties to engage in real estate development.

The acquisition of any new real estate investments will depend on our ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, we plan to borrow funds to leverage our investment capital. The amount of this debt will depend on a number of factors including, but not limited to, the availability of financing and the sufficiency of the project's projected cash flows to support the operations and debt service. Because we do not own legal title to our Solidaridad Property we are restricted in our ability to place a mortgage on the property. There are no restrictions in our articles of incorporation or bylaws restricting our ability to place a mortgage on our property or on other properties we may acquire from time to time. There are presently no material mortgages, liens or other encumbrances against the Solidaridad Property.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares commenced trading on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol RSDV on December 13, 2005. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTCBB were:

QUARTER	HIGH ($)	LOW ($)
4th Quarter 2005	$0.00	$0.00

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. As our shares did not trade on the OTCBB prior to December 13, 2005, no information is available for periods prior to that date and no trading activity information was yet available from the OTCBB for the fourth quarter of 2005. As of February 27, 2006, there has not been any trade to report.

Holders of Common Stock

As of February 27, 2006, we had 45 stockholders of record.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

Recent Sales Of Unregistered Securities

As of February 27, 2006, we have raised equity capital through the issuance of 4,000,000 shares of our restricted common stock to our President, Mr. Alexander, on May 28, 2004 and through the offering of 3,564,332 shares of our restricted common stock to certain shareholders on November 30, 2004. Subject to the completion of the development of our Solidaridad Property and any revenues generated in relation thereto, we anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our plan of operation is to acquire, manage, and develop income-producing real property in Mexico. We have not earned any revenues to date. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period ended November 30, 2005. We are awaiting the required regulatory federal and municipal permits to be received by Mrs. Rios to complete construction and commence our operations on the Solidaridad property. In addition, our company is considering acquiring other development or income-producing properties in Mexico.

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

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:

MILESTONES AND OBJECTIVES	ANTICIPATED COST	TIME FRAME
PHASE I - COMPANY START-UP - Construct Cabanas. - Complete construction of water and septic facilities for the provision of water services. - Construct reception area. - Completion of construction of Apartment Units by Vendor	$10,000	3 Months
PHASE II – MANAGEMENT OF SOLIDARIDAD PROPERTY - Commence rental of Cabanas and provision of property management services. - Obtain all necessary regulatory approvals. - Hire consultants for provision of maintenance, security and management services.	$5,000	3-6 Months
PHASE III – AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN MEXICO - Visit other resort areas in Mexico to review real estate development opportunities - Negotiate purchase of lands - Cash deposit required to secure potential land parcels	$50,000	12 Months
TOTAL	$65,000	-

We anticipate spending approximately $65,000 in pursuing our plan of operation and to pursue other development properties in Mexico over the next twelve months. Currently, we have cash of $2,576, which is insufficient to allow us to meet our current commitments and to complete our plan of operation for the next twelve months. In addition, we do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We are likely to need substantial additional financing in order to implement our long term business strategy and plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing in order to complete Phase II or III of our plan of operation. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to complete the Solidaridad Property development.

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next Twelve Months
Professional Fees	$31,000
General Administrative Expenses	$9,000
Consulting Fees	$12,000
Contractor Fees	$11,200
Marketing Expenses	$3,500
TOTAL	$66,700

We have cash of $2,576 as of the date of this annual report. We estimate that the completion of the development of our Solidaridad Property and intend to seek additional properties in Mexico will cost approximately $65,000. Our total expenditures over the next twelve months are anticipated to be approximately $131,700, the majority of which is due to the development of our Solidaridad Property, general, legal, accounting and administrative expenses as a result of our becoming a reporting issuer under the Exchange Act.

RESULTS OF OPERATIONS

We have not earned any revenues since inception (May 28, 2004). We do not anticipate earning revenues until such time as the units are constructed on the land adjacent to our Solidaridad Property and we complete development of the cabanas and the reception area. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from the development and management of our Solidaridad Property or that the revenues generated will exceed the operating costs of our business.

Summary

		Period from	Percentage
	Year Ended	Inception to	Increase / (Decrease)
	November 30,	November 30,
	2005	2004
Revenue	-	-	N/A
General and Administrative Expenses	$60,242	$40,107	50.2%
Net Loss	$(60,242)	$(40,107)	(50.2)%

Revenue

In addition to providing maintenance services and septic/water services to tenants of the adjoining property, we plan to construct a reception area and two cabanas on the Solidaridad Property for rental to tenants and/or tourists. Initially, we anticipate revenue will be generated through the following channels:

REVENUE STREAM	PROJECTED FEE	ESTIMATED EXPENSES
Rental of 2 Cabanas	$60 per Cabana per night	-
Management Services for 9 Units	$10 per Unit per night	$600 per month for management consulting services(1)

REVENUE STREAM	PROJECTED FEE	ESTIMATED EXPENSES
Maintenance, Security and Gardening Services for 9 Units	$250 per Unit per month	$600 per month for maintenance/gardening services(2)
Septic and Water Services for 9 Units	$50 per Unit per month	$200 per year for sewer removal and water fees
Total per Month	$2,910	$1,400
Total per Year	$34,920	$14,600

(1)	Commencing on completion of the apartment units on the adjoining property.
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

General and Administrative Expenses

Our general and administrative expenses for the periods ended November 30, 2005 and November 30, 2004 consisted of the following:

	Year Ended	Period from Inception	Percentage
	November 30, 2005	(May 28, 2004) to	Increase /
		November 30, 2004	(Decrease)
Consulting Fees	$14,600	$7,200	102.8%
General and Administrative	$4,445	$1,799	147.1%
Interest on Long-term Debt	$5,980	-	N/A
Professional Fees	$35,217	$31,108	13.2%
Total General and Administrative	$60,242	$40,107	50.2%
Expenses

Our general and administrative expenses for the year ended November 30, 2005 were significantly greater than our general and administrative expenses for the same period in 2004. This is largely a result of the fact that the majority of our activities in 2004 were organizational in nature, that, during the last fiscal year, our business and development efforts of the Solidaridad Property increased, and that our professional fees increased in connection with the filing of our registration statement on Form SB-2. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At November 30, 2005	At November 30, 2004	Increase / (Decrease)
Current Assets	$4,346	$43,154	(89.9)%
Current Liabilities	$23,765	$5,331	345.8%
Working Capital (Deficit)	$(19,419)	$37,823	(151.3)%

Cash Flows

	Year Ended	Period from Inception
	November 30, 2005	(May 28, 2004) to
		November 30, 2004
Cash Flows Used In Operating Activities	$(41,808)	$(34,776)
Cash Flows Used In Investing Activities	-	$(30,000)
Cash Flows Provided By Financing Activities	$3,000	$107,930
Net Increase (Decrease) In Cash During Period	$(38,808)	$43,154

The decrease in our working capital surplus at November 30, 2005 from our year ended November 30, 2004, and the increase in our cash used during the year ended on November 30, 2005, from our year ended November 30, 2004 are primarily a result of the increase in our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no revenue or sources of financing during the year ended November 30, 2005. In addition, as a result of our company’s date of inception being on May 28, 2004, the numbers in fiscal year 2004 does not reflect the entire year’s amounts.

We had cash of $2,576 as of the date of this annual report. Since our inception on May 28, 2004, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended November 30, 2005, that there is substantial doubt that we will be able to continue as a going concern.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

Future Financing

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

We presently do not have any arrangements for additional financing beyond Phase II of our development program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with development work beyond Phase II of our program.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

Development Stage Company

Rancho is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. Rancho is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Rancho’s development stage activities.

Property

Property consists of land and building and is recorded at cost. Land improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.

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

Long-lived assets to be disposed of are carried at the lower of cost or fair value less estimated costs of disposal.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Exchange gains or losses resulting from such transactions are included in the determination of net loss for the period.

RISKS AND UNCERTAINTIES

We Have Yet To Attain Profitable Operations And Because We Will Need Additional Financing To Fund The Development Of Our Property, Our Accountants Believe There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

We have incurred a net loss of $100,349 for the period from May 28, 2004 (inception) to November 30, 2005, and have no revenues to date. Our future is dependent upon successful completion of our development program and obtaining adequate financing to fulfill our development activities. The following factors raise substantial doubt that we will be able to continue as a going concern:

  We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and will require additional financing if our Solidaridad Property fails to generate revenues. We have cash in the amount of $2,576 as of the date of this annual report and our total expenditures over the next twelve months are anticipated to be approximately $81,700.
  We estimate that we will be required to expend $15,000 on completion of the development of our Solidaridad Property and an additional $3,500 on an initial marketing campaign for the property over the next twelve months before we can commence generating revenues from the property.
  We expect to continue to expend $400 per month on fees to consultants and contractors until our property is completed.
  We cannot complete the development of our property which is presently 80% complete, until we receive the required permits from the Mexican Government, and there is no assurance that we will receive the required permits.

Our financial statements included with this Annual Report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period ended November 30, 2005. Our project requires capital expenditures for infrastructure development before we can begin generating revenue from our property. If we are unsuccessful in our development efforts, we may not be able to recover the capital expenditures that we have incurred. If we are not able to achieve revenues or complete our development program, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected. These factors raise substantial doubt that we will be able to continue as a going concern and adversely affect our ability to obtain additional financing.

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

Our real estate development activities entail risks that include:

1.	construction delays or cost overruns, which may increase project development costs;

2.	an inability to obtain required governmental permits and authorizations; and

3.	failure to achieve anticipated rentals of our facilities.

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

We Do Not Own Legal Title To Our Solidaridad Property, And As A Result May Lose All Or Substantially All Of Our Interests In The Property.

Under the terms of the property purchase agreement for our Solidaridad Property, Mrs. Galan-Rios assigned to us her interest in an occupation order issued by the Ejidal Commissariat of the Ejido NCPE Jose Maria Pino Suarez for the use and possession of the Solidaridad Property. Under Mexican law we own the right to possess and make use of our Solidaridad Property but do not own title to the property until a legal survey is completed by the Mexican government. Because we do not own legal title to our Solidaridad Property we are subject to the risk that: (i) conditions may be imposed on our occupation order for the property and/or the order may be cancelled; (ii) the Mexican government may delay the implementation of a legal survey or decide not to undertake a survey of the property; and (iii) if a legal survey is completed there is no assurance that we will not be required to pay additional fees for the transfer of legal title to the property or that the property boundaries will be identical to those granted in the occupation order issued by the Ejidal Commissariat. The occurrence of any of the above risks would have a material adverse effect our business, results of operations or financial condition.

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

If Mrs. Galan-Rios is not successful in obtaining the regularization permit for our Solidaridad Property we will not be able to complete our property development, which would materially adversely affect our financial condition and our business plan. We are also subject to administrative sanctions for any breaches of Mexican environmental law as administered by PROFEPA, which can result in fines ranging from $350 to $70,000, the requirement to perform environmental assessments, and which may result in temporary or permanent closure of all or part of any facilities on our property.

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

We Do Not Carry Comprehensive Liability Insurance. As A Result, Should An Uninsured Loss Occur, We Could Lose Our Capital Invested In The Solidaridad Property, As Well As The Anticipated Future Revenues From Such Property.

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

Because Our Stock Is A Penny Stock, Stockholders Will Be More Limited In Their Ability To Sell Their Stock.

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to you as an investor in "penny stocks", are as follows:

(a)	if "penny stock" is sold to you in violation of your rights listed above, or other federal or states securities laws, you may be able to cancel your purchase and get your money back.

(b)	if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

(c)	if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

ITEM 7. FINANCIAL STATEMENTS.

Index to Financial Statements:		Page

Audited financial statements as of November 30, 2005, including:

1.	Report of Independent Registered Accounting Firm;	F-2

2.	Consolidated Balance Sheets as of November 30, 2005 and 2004;	F-3

3.	Consolidated Statements of Operations for the year ended November 30, 2005 and for the period from May 28, 2004 (date of inception) to November 30, 2004;	F-4

4.	Statements of Cash Flows for the year ended November 30, 2005 and for the period from May 28, 2004 (date of inception) to November 30, 2004; and	F-5

5.	Statement of Stockholders’ Equity (Deficiency) from May 28, 2004 (date of inception) to November 30, 2005;	F-6

6.	Notes to the Financial Statements.	F-7

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2005
(Stated in U.S. Dollars)

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rancho Santa Monica Development, Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Rancho Santa Monica Development, Inc. (A Development Stage Company) as of November 30, 2005, and the related statements of operations, stockholders’ equity and cash flows for the periods from inception on May 28, 2004 through November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rancho Santa Monica Development, Inc. (A Development Stage Company) as of November 30, 2005 and the results of its operations and its cash flows for the periods from inception on May 28, 2004 through November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company’s recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 3, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	NOVEMBER 30	NOVEMBER 30
	2005	2004

ASSETS

Current
Cash	$4,346	$43,154

Property (Note 2)	80,000	80,000

	$84,346	$123,154

LIABILITIES

Current
Accounts payable and accrued liabilities	$10,965	$5,331
Due to related parties	12,800	--
	23,765	5,331

Note Payable (Note 3)	50,000	50,000
	73,765	55,331

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of
$0.0001 per share
100,000,000 preferred shares with a par value of
$0.0001 per share

Issued:
7,564,332 common shares at Nov 30, 2005 and at
November 30, 2004	7,564	7,564

Additional paid-in capital	103,366	103,366

Subscriptions Receivable	-	(3,000)

Deficit Accumulated During The Development Stage	(100,349)	(40,107)
	10,581	67,823

	$84,346	$123,154

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	Three	Three			Inception		Cumulative
	Months	Months	Year		May 28,		from
	Ended	Ended	Ended		2004 to		May 28,
							2004
	Nov 30,	Nov 30,	Nov 30,		Nov 30,		to Nov 30,
	2005	2004	2005		2004		2005

REVENUE	$-	$-	$-	$	- $		-

OPERATING EXPENSES

Consulting fees	3,000	7,200	14,600		7,200		21,800
General and Administrative	642	270	4,445		1,799		6,244
Interest on long-term debt	1,500	-	5,980		-		5,980
Professional fees	5,452	27,108	35,217		31,108		66,325

	10,594	34,578	60,242		40,107		100,349

NET LOSS FOR THE PERIOD	$(10,594)	$(34,578)	$(60,242)		$(40,107	) $	(100,349)

Basic and Diluted Loss per
Share	$(0.01)	$(0.01)	$(0.01)		$(0.01)

Weighted Average Number of Shares
Outstanding	7,564,332	4,910,000	7,564,332		3,957,447

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Inception	Cumulative
		Year	May 28,	from
		Ended	2004 to	May 28,
				2004
		Nov 30,	Nov 30,	to Nov 30,
		2005	2004	2005

Cash Flows Used By Operating Activities

Net Loss for the Period		$(60,242)	$(40,107)	$(100,349)

Adjustments to Reconcile Loss to Net Cash Used
by Operating Activities

Changes in Accounts payable and accrued liabilities		5,634	5,331	10,965
Changes in amounts due to related parties		12,800	-	12,800
		(41,808)	(34,776)	(76,584)

Cash Flows Used by Investing Activity
Purchase of property		-	(30,000)	(30,000)

Cash Flows from Financing Activity
Issue of share capital		3,000	107,930	110,930

Increase (Decrease) In Cash		(38,808)	43,154	4,346

Cash, Beginning of Period		43,154	-	-

Cash, End of Period		$4,346	$43,154	$4,346

Supplemental Disclosure of Non-Cash Investing
and Financing Activities

Note payable	$		$50,000	$50,000

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM INCEPTION, MAY 28, 2004, TO NOVEMBER 30, 2005
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Shares issued for
cash at $0.001 per
share – May 28,
2004	4,000,000	$4,000	$-	$-	$-	$4,000
Shares issued for
cash at $0.03 per
share – November
30, 2004	3,564,332	3,564	103,366	(3,000)	-	103,930
Net loss for the
period	-	-	-	-	(40,107)	(40,107)

Balance, November
30, 2004	7,564,332	7,564	103,366	(3,000)	(40,107)	67,823

Subscriptions
received – Nov 30,
2005	-	-	-	3,000	-	3,000
Net loss for the year
	-	-	-	-	(60,242)	(60,242)

Balance Nov 30,
2005	7,564,332	$7,564	$103,366	$-	$(100,349)	$10,581

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005
(Stated in U. S. Dollars)

1.	OPERATIONS

Organization

Rancho Santa Monica Developments Inc. was incorporated in the State of Nevada, U. S.A., on May 28, 2004.

Development Stage Activities

The Company is in the development stage, therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of revenue adequate to support its cost structure.

Going Concern

Since inception, the Company has incurred losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business and acquisition of the land. Since its inception, the Company has funded operations through common stock issuances and debt in order to meet its strategic objectives. The Company plans to continue to fund its operations and to finance the acquisition of the land through common stock issuances and debt. However, there can be no assurance that the Company will be able to obtain sufficient funds to complete the acquisition of the land, and continue the development of and, if successful, to commence the management of the real estate under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

b)	Property

Property consists of land and is recorded at cost. Land improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.

c)	Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

d)	Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilative common stock outstanding during the period. As the Company generated net losses in each of the periods presented, the basic and diluted loss per share is the same as any exercise of options or warrants, would anti-dilutive.

e)	Stock Based Compensation

The Company accounts for employee stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations.

Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non- employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 – “Accounting for Stock Based Compensation”.

f)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

g)	Impairment of Long-Lived Assets

The Company periodically evaluates potential impairments of its long-lived assets, including intangibles. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company evaluates the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying value of the assets, the Company measures the impairment using discounted cash flows or other methods of determining fair value.

Long-lived assets to be disposed of are carried at the lower of cost or fair value less estimated costs of disposal.

h)	Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

	i)	monetary items at the rate prevailing at the balance sheet date;
	ii)	non-monetary items at the historical exchange rate;
	iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Exchange gains or losses resulting from such transactions are included in the determination of net loss for the period.

3.	PROPERTY

By an agreement, dated November 29, 2004, the Company acquired the right to possess and make use of a fraction of a property located in the State of Quinatana Roo, Mexico, for consideration of a $30,000 cash payment ($25,669 paid to November 30, 2004) by December 31, 2004, and a $50,000 unsecured promissory note. The Company will own title to the property upon completion of a legal survey by the Mexican Government.

A total of nine apartment units are currently under construction on the portion of the property not purchased, upon completion of construction, the Company will receive maintenance and management fees of $250 per unit per month, and service fees of $50 per unit per month.

4.	NOTE PAYABLE

Note payable is comprised of a $50,000 unsecured promissory note, bearing interest at 12% per annum and payable in full on November 29, 2006.

5.	STOCK OPTIONS

The Company’s 2004 stock option plan provides for the grant of incentive stock options, for up to 3% of the issued and outstanding number of common shares of the Company, to employees and directors. Stock options are granted for a term not to exceed ten years from the date of grant and generally vest over a period of five years. During the period ended November 30, 2004, the Company granted 150,000 stock options to two officers of the Company at an exercise price of $0.50 per share until November 18, 2006. The company has not issued any further stock options to date.

Had the Company determined compensation cost based on the fair value at the grant date of its stock options under FAS 123, the Company’s loss would be the same as the loss reported, as the fair value of the stock options granted is $Nil.

The fair value of the stock options granted was estimated on the grant date using the Black- Scholes option-pricing model assuming no dividend yield, risk-free interest rate of 2.65%, expected volatility of 0%, and expected life of 2 years.

The following table presents information regarding options exercisable at November 30, 2005:

NUMBER		REMAINING	NUMBER
OF		CONTRACTUALOF
OPTIONS	EXERCISE	LIFE	OPTIONS
OUTSTANDING	PRICE	(YEARS)	EXERCISABLE

150,000	$ 0.50	1.98	150,000

6.	INCOME TAX

A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

Loss for the period	$(60,242)
Statutory tax rate	35%

Expected income tax provision	$(21,084)
Unrecognized tax losses	21,084
$-

Significant components of deferred income tax assets are as follows:

Operating loss	$21,084
Valuation allowance	(21,084)
$-

The Company has total losses since inception in the sum of $100,349 carryforward which will expire in 2024 if not utilized.

7.	RELATED PARTY TRANSACTIONS

During the year ended November 30, 2005, pursuant to written agreements, the Company paid Directors and Officers a total of $14,600 for management services. Cumulatively to that date, management fees paid to Directors and Officers totals $21,800. The amount of $12,800 remains unpaid.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 5, 2006, Rancho engaged Moore & Associates, Chartered as its new independent registered public accounting firm, following the resignation of Rancho's prior independent registered public accounting firm Morgan & Company, Chartered Accountants (“Morgan & Co.”) on December 16, 2005.

During the period from incorporation on May 28, 2004 to November 30, 2004, and through the date of their engagement, Moore did not consult with Rancho regarding: (i) the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Rancho’s financial statements, relating to which any written or oral advice was provided that Rancho concluded was an important factor in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement or a event identified in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended.

Morgan & Co. performed the audit of Rancho's financial statements for the period from incorporation on May 28, 2004 to November 30, 2004. During this period and the subsequent interim period through December 16, 2005, there were no disagreements with Morgan & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Morgan & Co.’s satisfaction would have caused Morgan & Co. to make reference to the subject matter of the disagreements in connection with Morgan & Co.’s report, nor were there any "reportable events" as such term is defined in Item 304(a)(3) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended.

Morgan & Co.’s decision to resign as Rancho’s independent auditor was made due to the fact Morgan & Co. is a Canadian based auditor and the Rancho’s operations and management are in Mexico.

The audit reports of Morgan & Co. for the period from incorporation on May 28, 2004 to November 30, 2004 did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, other than the uncertainty that Rancho might not be able to operate as a going concern.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Name and Address	Age	Position
GRAHAM G. ALEXANDER 3104 Sunnyhurst Road North Vancouver, British Columbia Canada V7K 2G3	36	Director, President, Secretary and Treasurer, Chief Financial Officer and Chief Executive Officer
ANGELA MANETTA 7119 Halifax Street Burnaby, British Columbia Canada V5A 1M1	43	Vice-President

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:

Graham G. Alexander is our President, Secretary, Treasurer, Chief Financial Officer and Chief Executive Officer and our sole member of the board of directors and has served in those capacities since our inception. Mr. Alexander obtained his Bachelor of Applied Sciences at the University of British Columbia in 1992. In 1994 and 1995 Mr. Alexander worked for a New York engineering company in Coatzacoalcos, Mexico that was responsible for building the petrochemical head office of Pemex, the Mexican government controlled oil and gas company. From 1995 to 1996 Mr. Alexander was employed as a computer sales associate for Future Shop Sales, an electronics retailer based in Vancouver, from 1997 to 2000 Mr. Alexander was employed with Canaccord Capital Corporation, a brokerage firm, as an investment advisor, and from 2000 to 2003 Mr. Alexander worked as a investment advisor for Global Securities Corporation, a brokerage firm. At present Mr. Alexander is self-employed as principal of Omega Land Developments, a company involved in land development in Chilliwack, British Columbia. Mr. Alexander was born in Mexico and is fluent in Spanish.

Angela Manetta is our Vice-President and has served in that capacity since October 1, 2004. Ms. Manetta attended Simon Fraser University (“SFU”) in British Columbia and graduated in 1984 with a Bachelor of Education. In 1985, she completed a one-year teaching practicum program at SFU, and has been employed as a teacher at Eric Hamber Secondary School in Vancouver, British Columbia, teaching French and Math for the past 18 years.

During our development stage, Mr. Alexander and Ms. Manetta each intend to devote approximately 8-10 hours per week of their time to our business. If, however, the demands of our business require more business time, such as raising additional capital or addressing unforeseen issues with regard to our plan of operation, they are prepared to adjust their timetable to devote more time to our business. However, they may not be able to devote sufficient time to the management of our business, as and when needed.

SIGNIFICANT PERSONNEL

We have no significant personnel other than our officers and directors. We conduct our business through agreements with consultants, independent contractors and arms-length third parties.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors does not maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our Board of Directors has determined that we do not presently have a director who meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

Our Board of Directors presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

TERMS OF OFFICE

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us for the last two fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary ($)	Bonus	Other Annual Compen -sation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen- sation
Graham G. Alexander	Director, President, Secretary and Treasurer, Chief Financial Officer and Chief Executive Officer	2005 2004	10,600 3,600	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Angela Manetta	Vice-President	2005 2004	4,000 3,600	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Stock Option Grants

The following table sets forth information with respect to stock options granted to each of our directors and officers during our most recent fiscal year ended November 30, 2005:

OPTION / SAR GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date
Graham G. Alexander Chief Financial Officer and Chief Executive Officer, President, Secretary, Treasurer, Director	NIL	N/A	N/A	N/A
Angela Manetta Vice-President	100,000	66.67%	$0.50	November 18, 2006

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended November 30, 2005:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FISCAL YEAR FISCAL YEAR-END OPTION/SAR VALUES
Name	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The- Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Graham G. Alexander Chief Financial Officer and Chief Executive Officer, President, Secretary, Treasurer, Director	Nil	N/A	N/A	N/A
Angela Manetta Vice-President	Nil	N/A	100,000 (exercisable)	N/A(1) (exercisable)

(1)	Based upon the difference between the closing price of our common stock, as at our fiscal year-end of November 30, 2005, and the exercise price of the options granted.

Director Compensation Arrangements

Compensation

We presently do not pay our directors any salary for serving as directors of Rancho. Pursuant to a management consulting agreement dated as of October 1, 2004, between Rancho and Graham G. Alexander, as extended on December 31, 2005 (the “Alexander Consulting Agreement”), Mr. Alexander agreed to provide certain management consulting services to us as our president in consideration of: (i) a fee of $1,800 per month to December 31, 2004 and at a rate of $800 thereafter; (ii) the issuance of incentive options in such amounts as Rancho may determine at its discretion; and (iii) reimbursement of reasonable travel and promotional expenses incurred by Mr. Alexander in the course of providing his consulting services. The Alexander Consulting Agreement is for a renewable term expiring December 31, 2005, and may be terminated at any time in the event of a material breach as further described in the Alexander Consulting Agreement. The Alexander Consulting Agreement expired in December, 2005 and has not been renewed.

Pursuant to a management consulting agreement dated as of October 1, 2004, between Rancho and Angela Manetta, as extended December 31, 2005 (the “Manetta Consulting Agreement”) Ms. Manetta agreed to provide certain management consulting services to us as our vice-president in consideration of: (i) a fee of $1,800 per month to December 31, 2004 and at a rate of a fee of $200 per month thereafter; (ii) the issuance of incentive options in such amounts as Rancho may determine at its discretion; and (iii) reimbursement of reasonable travel and promotional expenses incurred by Ms. Manetta in the course of providing her consulting services. The Manetta Consulting Agreement is for a renewable term expiring December 31, 2005, and may be terminated at any time in the event of a material breach as further described in the Manetta Consulting Agreement. The Manetta Consulting Agreement expired in December, 2005 and has not been renewed.

Other than as described above, we have no compensation arrangements with our officers and directors.

Employment Contracts

We have no employees as of the date of this Annual Report. We conduct our business largely through consulting agreements with our executive officers and arms-length third parties. We have engaged an independent contractor to provide property maintenance, gardening and security services to the Solidaridad Property at a rate of $400 per month. Upon completion of the apartment units on the adjoining property and the development of our Solidaridad Property we intend to increase the payment rate to our contractor to $600 per month for property maintenance, gardening and security services provided to the Solidaridad Property and the adjoining property. We intend to hire an additional contractor to provide property management services to the apartment units on the adjoining property and the Solidaridad Property at a rate of $600 per month upon completion of the apartment units and the Solidaridad Property.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 27, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our sole director, (iii) the named executive officers, and (iv) officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Directors and Officers
Common Stock	Graham G. Alexander President, Secretary, Treasurer, Chief Financial Officer and Chief Executive Officer, Director 3104 Sunnyhurst Road North Vancouver, BC, Canada V7K 2G3	4,000,000 Direct	52.9%
Common Stock	Angela Manetta Vice President 7119 Halifax Street Burnaby, BC, Canada V5A 1M1	110,000 Direct and Indirect(2)	1.4%
Common Stock	All Officers and Directors as a Group (2 persons)	4,110,000	54.3%
Holders of More than 5% of Our Common Stock
Common Stock	Graham G. Alexander President, Secretary, Treasurer, Chief Financial Officer and Chief Executive Officer, Director 3104 Sunnyhurst Road North Vancouver, BC, Canada V7K 2G3	4,000,000 Direct	52.9%

Notes

(1)

Applicable percentage of ownership is based on 7,564,332 shares of common stock issued and outstanding as of February 27, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of February 27, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 27, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Consists of 10,000 shares of our common stock held by Ms. Manetta and an option to purchase 100,000 shares of our common stock that is exercisable within 60 days of February 27, 2006.

Changes in Control

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year. On November 15, 2004, our board of directors approved the 2004 Stock Option Plan (the "Plan"). The Plan became effective on November 15, 2004. Under the Plan, options to purchase up to 750,000 shares of our common stock may be granted to our employees, officers, directors, and eligible consultants of Rancho.

EQUITY COMPENSATION PLAN INFORMATION AS AT NOVEMBER 30, 2005
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	150,000	$0.50 per share	600,000
Total	150,000	$0.50 per share	600,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

On November 18, 2004, Rancho granted Ms. Angela Manetta an option to purchase 100,000 common shares of Rancho at a price of $0.50/share exercisable until it expires on November 18, 2006.

We issued 4,000,000 shares of common stock on May 28, 2004 to Mr. Graham Alexander at a price of $0.001 per share, for total proceeds of $4,000. Mr. Alexander is our sole director and our president, chief financial officer, chief executive officer, secretary and treasurer. These shares were issued pursuant to Section 4(2) of the Securities Act. The 4,000,000 shares of our common stock are restricted shares as defined in the Securities Act. This issuance was made to Mr. Alexander who is a sophisticated individual and as a promoter of Rancho since our inception was in a position of access to relevant and material information regarding our operations. Other than the issuance of our common stock to Mr. Alexander and our consulting arrangements with him, he has not entered into any agreements with us in which he is to receive from us or provide to us anything of value.

Pursuant to a management consulting agreement dated as of October 1, 2004, between Rancho and Graham G. Alexander, as extended on December 31, 2005, Mr. Alexander agreed to provide certain management consulting services to us as our president in consideration of: (i) a fee of $1,800 per month to December 31, 2004 and at a rate of $800 thereafter; (ii) the issuance of incentive options in such amounts as Rancho may determine at its discretion; and (iii) reimbursement of reasonable travel and promotional expenses incurred by Mr. Alexander in the course of providing his consulting services. The Alexander Consulting Agreement is for a renewable term expiring December 31, 2005, and may be terminated at any time in the event of a material breach as further described in the Alexander Consulting Agreement. The agreement expired on December 31, 2005 and has not been renewed.

Pursuant to a management consulting agreement dated as of October 1, 2004, between Rancho and Angela Manetta, as extended December 31, 2005, Ms. Manetta agreed to provide certain management consulting services to us as our vice-president in consideration of: (i) a fee of $1,800 per month and at a rate of $200 thereafter; (ii) the issuance of incentive options in such amounts as Rancho may determine at its discretion; and (iii) reimbursement of reasonable travel and promotional expenses incurred by Ms. Manetta in the course of providing her consulting services. The Manetta Consulting Agreement is for a renewable term expiring December 31, 2005, and may be terminated at any time in the event of a material breach as further described in the Manetta Consulting Agreement. The agreement expired on December 31, 2005 and has not been renewed.

We entered into an agreement dated for reference November 29, 2004 with Monica Galan-Rios pursuant to which we acquired our property located in Solidaridad, Mexico. Subsequently in 2005, our President, Mr. Alexander, married Mrs. Galan-Rios.

We rent approximately 100 square feet of office space located at the home of our President Mr. Graham Alexander. The office rental was negotiated in December, 2004 on a non-arms length basis and is provided at a cost of $100 per month. This rental is on a month-to-month basis with no formal agreements.

ITEM 13. EXHIBITS.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	2004 Stock Option Plan.(1)
10.2	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)
10.3	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)
10.4	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)
10.5	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)
10.6	Purchase Agreement dated for reference November 29, 2004 between Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)
10.7	Promissory Note dated November 29, 2004 Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)
14.1	Code of Ethics.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on January 29, 2005, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended November 30, 2005 and 2004 for professional services rendered by the principal accountant for the audit our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended November 30, 2005	Year Ended November 30, 2004
Audit Fees	$4,321	$2,100
Audit Related Fees	$2,324	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL
Total	$6,645	$2,100

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date:	February 27, 2006	By:	/s/ Graham G. Alexander
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2006	By:	/s/ Graham G. Alexander
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	February 28, 2006	By:	/s/ Angela Manetta
ANGELA MANETTA
Vice President