Form 10QSB
period 2006-02-28
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2006-03-06
CIK 1313605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
   (Mark One)

              [X] Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934

                For the quarterly period ended February 28, 2006
                                               -----------------

                [ ] Transition Report Under Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934

                    For the transition period ________ to ________

                        COMMISSION FILE NUMBER 000-51376
                                               ---------

                      RANCHO SANTA MONICA DEVELOPMENTS INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                     83-0414306
 -------------------------------                     ------------------
 (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                     Identification No.)


                              3104 Sunnyhurst Road
                      North Vancouver, BC, Canada V7K 2G3
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (604) 537-5905
--------------------------------------------------------------------------------
                           Issuer's telephone number

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1st, 2006, the Issuer had 7,564,332 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28th, 2006 are not necessarily indicative of the results that can be expected for the year ending November 30, 2005.

As used in this Quarterly Report, the terms "we", "us", "our", the "Company" and "Rancho" mean Rancho Santa Monica Developments Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

Corporate Background

We are a development stage company focused on the development of real estate. We have acquired real property located in Solidaridad, Mexico on which we plan to construct certain facilities and provide management services for the apartment units being constructed on the adjoining property. Ms. Galan-Rios has applied for all remaining permits to complete construction of the apartment units which are 80% complete as of October 17, 2005. We expect that completion of the development of the Solidaridad Property and the apartment units on the adjoining property will occur within two months from the date all applicable permits are received.

We are not obligated to fund any of the costs of construction of the apartment units. Our project requires capital expenditures for infrastructure development before we can begin generating revenue from our property. Our property development is 80% complete. We intend to complete the construction of the cabanas, reception area, sewer system and water facilities in the next three months using local contractors upon our receipt of a regularization permit from the local Mexican environmental authority. We estimate that we will be required to expend $15,000 to complete the development of our property. See "Acquisition of Solidaridad Property" below.

Recent Corporate Developments

We experienced the following significant developments since our year ending November 30th, 2005:

On January 18th, 2006, Ms. Galan-Rios, the vendor of our Solidaridad Property, submitted her application to the Municipality of Solidaridad for a regularization permit for the building and facilities on the adjoining property. The application was returned with the following comments:

      1. That the final resolution from SERMARNAT was required prior to issuing the regularization permit; and
      2. The drawing for the parking locations for tourists was missing from the application; and
      3. The document showing title of the property was missing from the application.

One February 2nd, 2006, Ms. Galan-Rios resubmitted the application to the Municipality of Solidaridad. The application was returned on February 17th, 2006 with the following comment: that the documents that have been received to date include the PROFEPA permitting fee, the program for reforestation; however the final resolution from PROFEPA is required to receive the regularization permit.

Ms. Galan-Rios has applied to PROFEPA for the final resolution document and it is expected to be received within the next month. Upon receipt of the final resolution, it will be submitted to the Municipality of Solidaridad to obtain the regularization permit. Upon receipt of the regularization permit from the Muncipality of Solidaridad, Mrs. Rios will apply to SERMARNAT for the operations report and for additional construction needed to complete the proposed development. We expect to receive the SERMARNAT authorization within five months. As a result we expect to continue development of our Solidaridad Property in July, 2006 and to complete the construction by November, 2006.

The Company has identitied other properties of interest in Mexico and management is conducting due diligence and an evaluation of the properties of interest for income and development potential.


Acquisition of Solidaridad Property

We entered into an agreement dated for reference November 29, 2004 with Monica Galan-Rios for the purchase of certain lands located in Solidaridad, Mexico consisting of approximately 2,120 square meters, See Figure 1 below. Under the terms of the property purchase agreement with Ms. Galan-Rios:

(1) In consideration of Ms. Galan-Rios's grant of all of her interests in the Solidaridad Property to us, we: (i) paid $30,000 to Ms. Galan-Rios, and
      (ii) issued an unsecured promissory note to Ms. Galan-Rios in the amount of $50,000, plus accrued interest at a rate of 12% per year, maturing on November 29, 2006;

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

We expect that completion of the development of the Solidaridad Property and the apartment units on the adjoining property will occur within two months from the date all applicable permits are received. We presently do not have any written agreements with our third party contractors to provide the management, maintenance and septic services to the apartment units on the adjoining property. All understandings and arrangements with our consultants are presently verbal.

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

Location of Solidaridad Property

The property consists of the Western half of the fraction of Lot #10 located at Km 8, Carretara a Tulum-Boca Paila Ejido Jose Maria Pino Suarez Municipality of Solidaridad, Quintana Roo, Mexico. See Figure 1 below. Solidaridad is one of the eight municipalities that make up the Mexican state of Quintana Roo. Quintana Roo is located on the eastern part of the Yucatan Peninsula. It borders the Mexican states of Yucatan and Campeche to the north and west, the Caribbean Sea to the east, and the nation of Belize to the south.

                                    Figure 1
                               Property Location

                                    [GRAPHIC]

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

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:

========================================================================== ===================== ==================
MILESTONES AND OBJECTIVES                                                    ANTICIPATED COST       TIME FRAME
-------------------------------------------------------------------------- --------------------- ------------------
PHASE I - COMPANY START-UP                                                       $10,000             3 Months

-    Construct Cabanas.
-    Complete construction of water and septic facilities for the provision of water services.
-    Construct reception area.
-    Completion of construction of Apartment Units by Vendor
-------------------------------------------------------------------------- --------------------- ------------------

PHASE II - MANAGEMENT OF SOLIDARIDAD PROPERTY                                     $5,000            3-6 Months

-    Commence rental of Cabanas and provision of property management services.
-    Obtain all necessary regulatory approvals.
-    Hire consultants for provision of maintenance, security and management services.
-------------------------------------------------------------------------- --------------------- ------------------

PHASE III - AQUIRING OTHER DEVELOPMENT OR INCOME                                 $50,000             12 Months
            PRODUCING PROPERTIES IN MEXICO

-    Visit other resort areas in Mexico to review real estate development opportunities
-    Negotiate purchase of lands
-    Cash deposit required to secure potential land parcels
-------------------------------------------------------------------------- --------------------- ------------------
                                  TOTAL                                          $65,000                 -
========================================================================== ===================== ==================

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

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:


          ----------------------------------------------------------
          Category                        Planned Expenditures Over
                                           The Next Twelve Months
          ----------------------------------------------------------
          Professional Fees                        $31,000
          ----------------------------------------------------------
          General Administrative Expenses           $9,000
          ----------------------------------------------------------
          Consulting Fees                          $12,000
          ----------------------------------------------------------
          Contractor Fees                          $11,200
          ----------------------------------------------------------
          Marketing Expenses                        $3,500
          ----------------------------------------------------------
          TOTAL                                    $66,700
          ----------------------------------------------------------

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

Revenue

In addition to providing maintenance services and septic/water services to tenants of the adjoining property, we plan to construct a reception area and two cabanas on the Solidaridad Property for rental to tenants and/or tourists. Initially, we anticipate revenue will be generated through the following channels:

------------------------------------------ ------------------------------------ --------------------------------
             Revenue Stream                           Projected Fee                   Estimated Expenses
------------------------------------------ ------------------------------------ --------------------------------
Rental of 2 Cabanas                        $60 per Cabana per night                            -
------------------------------------------ ------------------------------------ --------------------------------
Management Services for 9 Units            $10 per Unit per night               $600 per month for management
                                                                                consulting services(1)
------------------------------------------ ------------------------------------ --------------------------------
Maintenance, Security and Gardening        $250 per Unit per month              $600 per month for
Services for 9 Units                                                            maintenance/gardening
                                                                                services(2)
------------------------------------------ ------------------------------------ --------------------------------
Septic and Water Services for 9 Units      $50 per Unit per month               $200 per year for sewer
                                                                                removal and water fees
------------------------------------------ ------------------------------------ --------------------------------
Total per Month                                             -                   $1,400
------------------------------------------ ------------------------------------ --------------------------------
Total per Year                                              -                   $14,600
------------------------------------------ ------------------------------------ --------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES


Working Capital
                                     --------------------------- --------------------------- ---------------------------
                                         At February 28th, 2006        At November 30, 2005          Percentage
                                                                                               Increase / (Decrease)
                                     --------------------------- --------------------------- ---------------------------
Current Assets                                 $1,751                      $4,346                     (59.7)%
Current Liabilities                           $32,467                     $23,765                      36.6%
                                     --------------------------- --------------------------- ---------------------------
Working Capital (Deficit)                    $(30,761)                   $(19,419)                    (63.9)%
                                     =========================== =========================== ===========================

Cash Flows
----------                                               --------------------- --------------------- --------------------
                                                          Three Months Ended    Three Months Ended     Cumulative from
                                                                                                        Inception to
                                                                                                       February 28th ,
                                                          February 28, 2006    February 28th, 2005          2006
                                                         --------------------- --------------------- --------------------
Cash Flows from (used in) Operating Activities                 $(2,525)              $(6,724)             $(79,180)
Cash Flows from (used in) Investing Activities                    -                  $(4,331)             $(30,000)
Cash Flows from (used in) Financing Activities                    -                   $3,000              $110,930
                                                         --------------------- --------------------- --------------------
Net Increase (decrease) in Cash During Period                  $(2,525)              $(8,055)              $1,750
                                                         ===================== ===================== ====================

As of March 7th, 2006 we had cash on hand of $1,765. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended November 30, 2005, that there is substantial doubt that we will be able to continue as a going concern.

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

We have identified below certain accounting policies that are most important to the portrayal of our current financial condition and results of operation:

Development Stage Company

Rancho is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. Rancho is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Rancho's development stage activities.

Property

Property consists of land and is recorded at cost. Land improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.

Stock Based Compensation

Rancho accounts for employee stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 - "Accounting for Stock Based Compensation".

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

We have incurred a net loss of $112,105 for the period from May 28, 2004 (inception) to February 28th, 2006, and have no revenues to date. Our future is dependent upon successful completion of our development program and obtaining adequate financing to fulfill our development activities. The following factors raise substantial doubt that we will be able to continue as a going concern:

- We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and will require additional financing if our Solidaridad Property fails to generate revenues. We have cash in the amount of $1,765 as of March 7th , 2006 and our total expenditures over the next twelve months are anticipated to be approximately $131,700.

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

- We cannot complete the development of our property which is presently 80% complete, until we receive the required permits from the Mexican Government, and there is no assurance that we will receive the required permits.

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

Our business is in the early stage of development and we have not generated any revenues or profit to date. Further development of our Solidaridad Property is necessary prior to our achieving revenues or profitability. We estimate that we will expend $15,000 over the next twelve months on the development of our Solidaridad Property. We expect to expend an additional $50,000 in identifiying new properties for development in Mexico. We have a limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies involved in real estate development.

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

We Are Highly Dependent On Our Senior Management. The Loss Of Any Of Our Executive Officers Could Have A Material Adverse Effect On Our Business.

Our future success is highly dependent upon the continued employment of our senior management. The loss of any of our executive officers could have a material adverse effect on our business. We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management and in particular Graham Alexander, our president, chief financial officer, chief executive officer, secretary and treasurer. The loss of Mr. Alexander's business experience, personal knowledge of the Tulum region where our property is located, and his local business contacts in Mexico, could materially adversely affect our business, results of operations or financial condition.

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

Our Ability To Issue "Blank Check" Preferred Stock, Could Have The Effect Of Deterring Or Delaying A Take Over Or Other Change In Control, Denying Shareholders The Receipt Of A Premium On Their Common Stock And Depress The Market Price Of Our Common Stock.

Rancho's board of directors, without any action by Rancho's shareholders, has the authority to issue the remaining undesignated and unissued authorized shares and to fix the powers, preferences, rights and limitations of such shares or any class or series thereof, without shareholder approval. Persons acquiring such shares could have preferential rights with respect to voting, liquidation, dissolution or dividends over existing shareholders. The ability to issue undesignated shares, could have the effect of deterring or delaying a take over or other change in control, deny shareholders the receipt of a premium on their common stock and depress the market price of Rancho's common stock.

Our Adoption Of Stock Based Benefit Plans And Future Equity Financings May Dilute Existing Stockholders' Ownership Interests.

In November, 2004, our board of directors approved the 2004 Stock Option Plan (the "2004 Plan"). Under the 2004 Plan, options to purchase up to 750,000 shares of our common stock may be granted to our employees, officers, directors, and eligible consultants. The 2004 Plan will increase our future compensation costs, thereby reducing our earnings, and shareholders may experience a reduction in ownership interest in the event newly issued shares are used to fund awards made under the plan. Further, we rely upon the availability of equity capital to fund our growth, which financing may or may not be available on favorable terms or at all. Equity capital could include our common stock or preferred stock. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms.

As of March 1, 2005, we have raised equity capital through the issuance of 4,000,000 shares of our restricted common stock to our President, Mr. Alexander, on May 28, 2004 and through the offering of 3,564,332 shares of our restricted common stock to certain shareholders on November 30, 2004. On May 28, 2006, 4,000,000 shares of our common stock held by Mr. Alexander will be available for resale to the public in accordance with the volume, public notice and trading limitations of Rule 144. On November 30, 2006, an additional 3,564,332 shares of our common stock will be available for resale to the public in accordance with the volume, public notice and trading limitations of Rule 144. Subject to the completion of the development of our Solidaridad Property and any revenues generated in relation thereto, we anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.


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

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibit
      Number      Description of Exhibits
      ------      -----------------------
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

REPORTS ON FORM 8-K

We filed the following Current Reports on Form 8-K during the fiscal quarter ended February 28th, 2006:

Date of Form 8-K    Date of Filing with the SEC      Description of the Form 8-K
----------------    ---------------------------      ---------------------------
Dec 16, 2005        January 5th, 2006                Resignation of the
                                                     Company's auditor,
                                                     Morgan and Company.

Dec 16, 2005        January 25th, 2006               Engagement of Moore and
                                                     Associates Chartered as the
                                                     Company's auditor.

Dec 16, 2005        February 2nd, 2006               An amendment to the January
                                                     25th, 2006 8K with regards
                                                     to clarification of the
                                                     (a)(1)(iv) of Item 304 of
                                                     Regulation S-B, 1934 with
                                                     respect to the engagement
                                                     of Moore and Associates,
                                                     Chartered.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    RANCHO SANTA MONICA DEVELOPMENTS INC.


Date:       March 7th, 2005    By:  /s/ GRAHAM G. ALEXANDER
            ----------------        -------------------------------------
                                    GRAHAM G. ALEXANDER
                                    Chief Executive Officer,
                                    Chief Financial Officer
                                    President, Secretary and Treasurer
                                    (Principal Executive Officer
                                    and Principal Accounting Officer)




Date:       March 7th, 2005    By:  /s/ ANGELA MANETTA
            ----------------        -------------------------------------
                                    ANGELA MANETTA
                                    Vice President

                      RANCHO SANTA MONICA DEVELOPMENTS INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                  Feb 28, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
      PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

Rancho Santa Monica Developments Inc.
(A Development Stage Company)
Las Vegas, Nevada


We have reviewed the accompanying balance sheet of Rancho Santa Monica Developments Inc. (A Development Stage Company). as of February 28, 2006, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Rancho Santa Monica Developments Inc. (A Development Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
March 6, 2006




             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
             ======================================================
                       (702) 253-7511 Fax: (702)253-7501
                       =================================

                      RANCHO SANTA MONICA DEVELOPMENTS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------
                                                                            FEB 28        NOVEMBER 30
                                                                             2006            2005
----------------------------------------------------------------------- ---------------- ---------------
ASSETS

Current
     Cash                                                               $       1,751    $        4,346

Property (Note 2)                                                              80,000            80,000
                                                                        -------------    ---------------

                                                                        $      81,751    $       84,346
======================================================================= =============    ===============

LIABILITIES

Current
     Accounts payable and accrued liabilities                           $      18,467    $       10,965
      Due to related parties                                                   14,000            12,800
                                                                        -------------    ---------------
                                                                               32,467            23,765

Note Payable (Note 3)                                                          50,000            50,000
                                                                        -------------    ---------------
                                                                        $      82,467            73,765
                                                                        -------------    ---------------
STOCKHOLDERS' EQUITY

Share Capital
     Authorized:
     100,000,000 common shares with a par value of $0.0001 per share
     100,000,000 preferred shares with a par value of $0.0001 per share

     Issued:
        7,564,332 common shares                                                 7,564             7,564

     Additional paid-in capital                                               103,366           103,366

Subscriptions Receivable                                                        -                     -

Deficit Accumulated During The Development Stage                             (112,105)         (100,349)
                                                                        -------------    ---------------
                                                                               (1,175)           10,581
                                                                        -------------    ---------------
                                                                        $      81,751    $       84,346
=====================================================================================    ==============


              The accompanying notes are an integral part of these
                             financial statements.

                      RANCHO SANTA MONICA DEVELOPMENTS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                                             Cumulative
                                                                               Period
                                            Three               Three           From
                                            Months              Months       Inception May
                                             Ended              Ended         28th 2004
                                            Feb 28              Feb 28        to Feb 28
                                             2006                2005            2006
------------------------------------------------------------------------------------------

REVENUE                                   $            - $             - $              -
                                         -------------------------------------------------


OPERATING EXPENSES

     Consulting fees                               1,200           6,800           23,000
                                                                                    9,000
     General and Administrative                    2,756           2,653
     Interest on long-term debt                    1,000           1,480            6,980

     Professional fees                             6,800             771           73,125

                                         -------------------------------------------------

                                                  11,756          11,704          112,105
                                         -------------------------------------------------

NET OPERATING LOSS                       $      (11,756) $      (11,704) $      (112,105)

------------------------------------------------------------------------------------------



Basic and Diluted Loss per Share         $        (0.01)
--------------------------------------------------------


Weighted Average Number of Shares
     Outstanding                               7,564,332
--------------------------------------------------------





              The accompanying notes are an integral part of these
                             financial statements.

                      RANCHO SANTA MONICA DEVELOPMENTS INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-----------------------------------------------------------------------------------------------------------------
                                                                      Three          Three          Cumulative
                                                                      Ended          Months            from
                                                                      Ended          Ended         May 28, 2004
                                                                  Feb 28, 2006    Feb 28, 2005      to Feb 28,
                                                                                                       2006
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities

Net Loss for the Period                                         $      (11,756) $     (11,704)  $      (112,105)

Adjustments to Reconcile Loss to Net Cash Used by Operating
Activities

   Changes in Accounts payable and accrued liabilities                    8,031          4,980            18,925
   Changes in amounts due to related parties                              1,200          4,980            14,000
                                                                  -----------------------------------------------
                                                                        (2,525)        (6,724)          (79,180)
                                                                              -              -
                                                                  -----------------------------------------------

Cash Flows from Investing Activity
    Purchase of property                                                      -        (4,331)          (30,000)
                                                                  -----------------------------------------------

Cash Flows from Financing Activity
    Issue of share capital                                                    -          3,000           110,930
                                                                  -----------------------------------------------

Increase (Decrease) In Cash                                             (2,525)        (8,055)             1,750

Cash, Beginning of Period                                                 4,275         43,154                 -
                                                                  -----------------------------------------------

Cash, End of Period                                             $         1,750 $       35,099  $          1,750
-----------------------------------------------------------------------------------------------------------------







              The accompanying notes are an integral part of these
                             financial statements.

                      RANCHO SANTA MONICA DEVELOPMENTS INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

              PERIOD FROM INCEPTION, MAY 28, 2004, TO FEB 28, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                           COMMON STOCK
                            ---------------------------------------                      DEFICIT
                               NUMBER                                                  ACCUMULATED
                                 OF                      ADDITIONAL                     DURING THE
                               COMMON         PAR          PAID-IN    SUBSCRIPTIONS    DEVELOPMENT
                               SHARES        VALUE         CAPITAL      RECEIVABLE        STAGE        TOTAL
                            ------------- ------------ ------------ --------------- -------------- ---------------
Shares issued for cash at
  $0.001 per share - May
  28, 2004                    4,000,000   $    4,000   $       -    $      -        $        -     $       4,000
Shares issued for cash at
  $0.03 per share -
  November 30, 2004           3,564,332        3,564        106,366      (3,000)             -           103,930
Subscriptions received -
  May 31, 2005                    -             -              -          3,000              -             3,000
Net loss for the period           -             -              -           -             (100,349)      (100,349)
                            ------------- ------------ ------------ --------------- -------------- ---------------

Balance, November 30, 2005    7,564,332        7,564        106,366        -             (100,349)        10,581
Net loss for the period           -             -              -           -              (11,756)       (11,756)
                            ------------- ------------ ------------ --------------- -------------- ---------------

Balance, Feb 28, 2006         7,564,332   $    7,564   $    103,366 $      -        $    (112,105) $      (1,175)
                            ============= ============ ============ =============== ============== ===============







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

                      RANCHO SANTA MONICA DEVELOPMENTS LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  MAY 31, 2005
                                   (Unaudited)
                            (Stated in U. S. Dollars)


1.   BASIS OF PRESENTATION

     The unaudited financial statements as of February 28th, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2004 audited financial statements and notes thereto.

2.   PROPERTY

     By an agreement, dated November 29, 2004, the Company acquired the right to possess and make use of a fraction of a property located in the State of Quintana Roo, Mexico, for consideration of a $30,000 cash payment by December 31, 2004, and a $50,000 unsecured promissory note. The Company will own title to the property upon completion of a legal survey by the Mexican Government.

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

4.   RELATED PARTIES TRANSACTIONS

     During the three month period ended February 28th, 2006, pursuant to written agreements, the Company paid Directors and Officers a total of $1,200 for management services. Cumulatively to that date, management fees paid to Directors and Officers totals $23,000. The amount $14,000 remains unpaid.