Form 10QSB
period 2006-05-31
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2006-06-30
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2006

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________ .

COMMISSION FILE NUMBER 000-51376

RANCHO SANTA MONICA DEVELOPMENTS INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	83-0414306
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 13th, 2006, the Issuer had 7,723,499 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31st, 2006 are not necessarily indicative of the results that can be expected for the year ending November 30, 2005.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Rancho” mean Rancho Santa Monica Developments Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

Rancho Santa Monica Developments Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have reviewed the accompanying balance sheet of Rancho Santa Monica Developments Inc. (A Development Stage Company). as of May 31, 2006, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Rancho Santa Monica Developments Inc. (A Development Stage Company).

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has no established source of revenue and no operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
June 29, 2006

2675 S. JONES BLVD., SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702) 253-7501

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

May 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	May 31 2006	NOVEMBER 30 2005

ASSETS

Current
Cash (US Account)	$7,113	$4,346
Cash (Canadian Account)	$3,878
Translation Adjustment	$(121)

Property (Note 2)	$80,000	80,000
Capital Improvements	$5,000
	$95,871	$84,346

LIABILITIES

Current
Accounts payable and accrued liabilities	$20,496	$10,965
Due to related parties	14,000	12,800
	34,496	23,765

Note Payable (Note 3)	50,000	50,000
	$84,496	73,765

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.0001 per share
100,000,000 preferred shares with a par value of $0.0001 per share

Issued:
7,723,499 common shares	7,723	7,564
Additional paid-in capital	107,982	103,366

Subscriptions Receivable	14,296	—

Deficit Accumulated During The Development Stage	(118,570)	(100,349)
	11,431	10,581

	$95,871	$84,346

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three Months Ended May 31, 2006	Three Months Ended May 31, 2005	Six Months Ended May 31, 2006	Six Months Ended May 31, 2005	Cumulative Period From Inception May 28th 2004 to May 31, 2006

REVENUE			$—	$—	$—

OPERATING EXPENSES

Travel expenses	$—	—	1,190	—	1,190
Consulting fees	1,200	6,800	1,200	11,600	23,000
General and Administrative	2,756	2,653	5,781	3,134	12,025
Interest on long-term debt	1,000	1,480	2,500	2,980	8,480
Professional fees	6,800	771	7,550	22,265	73,875

	11,756	11,704	18,221	39,979	118,570

NET OPERATING LOSS	$(11,756)	$(11,704))	$(18,221)	$(39,979)	$(118,570)

Basic and Diluted Loss per Share	$(0.01)

Weighted Average Number of Shares Outstanding	7,723,499

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Three Months Ended May 31	Three Months Ended May 31	Six Months Ended May 31	Six Months Ended May 31	Cumulative Period From Inception May 28th 2004 to May 31
	2006	2005	2006	2005	2006
Cash Flows from Operating Activities
Net Loss for the Period	$(11,756)	$(11,704)	$(18,221)	$(39,979)	$(118,570)

Adjustments to Reconcile Loss to Net Cash Used by Operating Activities	8,031	4,980	9,531	11,880	20,496

Changes in Accounts payable and accrued liabilities	1,200	4,980	1,200		14,000

Changes in amounts due to releated parties	(2,525)	(6,724)	(7,490)	(28,099)	(84,074)

Cash Flows from Investing Activity
Purchase of property	—	(4,331)		(4,331)	(30,000)
Capital Improvements			(5,000)		(5,000)

Cash Flows from Financing Activity
Issue of share capital	—	3,000	4,775	3,000	115,705
Subscriptions Receivable			14,296		14,296
Translation Adjustments			121		121

Increase (Decrease) in Cash	(2,525)	(8,055)	6,717	(29,430)	10,992

Cash, Beginning of Period	4,275	43,154	4,275	43,154	—

Cash, End of Period	$1,750	$35,099	10,977	13,724	10,977

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM INCEPTION, MAY 28, 2004, TO MAY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

	Common Stock
	Number of Common Shares	Par Value	Additional Paid-In Capital	Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total
Shares issued for cash at $0.001 per share - May 28, 2004	4,000,000	$4,000	$—	$—	$—	$4,000
Shares issued for cash at $0.03 per share - November 30, 2004	3,564,332	3,564	106,366	(3,000)	—	103,930
Subscriptions received - May 31, 2005	—	—	—	3,000	—	3,000
Net loss for the period	—	—	—	—	(100,349)	(100,349)
Balance, November 30, 2005	7,564,332	7,564	106,366	—	(100,349)	10,581
Shares issued for cash at $0.03 per share - March 20, 2006	159,167	$159	$4,616			$4,775
Net loss for the period	—	—	—	—	(18,221)	(18,221)
Balance, May 31, 2006	7,723,499	$7,723	$103,366	$—	$(118,570)	$(2,865)

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS MAY 31, 2006
(Unaudited)
(Stated in U. S. Dollars)

1. BASIS OF PRESENTATION

The unaudited financial statements as of May 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

Corporate Background

We are a development stage company focused on the development of real estate. We have acquired real property located in Solidaridad, Mexico on which we plan to construct certain facilities and provide management services for the apartment units being constructed on the adjoining property. Ms. Galan-Rios has applied and has received all remaining permits to complete construction of the apartment units which are 80% complete as of October 17, 2005. We expect the completion of the development of the Solidaridad Property and the apartment units on the adjoining property will occur by September 30th, 2006. For the six months ending May 31st, 2006, we have invested $5,000 in capital improvements to the Solidaridad property.

We are not obligated to fund any of the costs of construction of the apartment units. Our project requires capital expenditures for infrastructure development before we can begin generating revenue from our property. Our property development is 80% complete. We intend to complete the construction of the cabanas, reception area, sewer system and water facilities in the next three months using local contractors. We estimate that we will be required to expend $35,000 to complete the development of our property. See “Acquisition of Solidaridad Property” below.

Recent Corporate Developments

We experienced the following significant developments since our quarter ending February 28th, 2005:

On March 1st, 2006, Ms. Galan-Rios, the vendor of our Solidaridad Property, received the final resolution document from PROFEPA resolving the following:

1.	ordering the return of the $100,000 pesos (approximately $10,000) bond to Ms. Galan-Rios posted for the re-establishment of the coastal dune; and
2.	ordering the removal of the security measure that prevented further construction on the Solidaridad Property.

On April 28th, 2006, Ms. Galan-Rios received a regularization permit from the Municipality of Solidaridad for the existing construction of apartment units and structures on the Solidaridad Property. Ms. Galan-Rios paid the following:

1.	$100,000 pesos (approximately $10,000) fine for surpassing the maximum height and density of current zoning of the property;
2.	$33,201.48 pesos (approximately $3,300) to authorize the area of construction; and
3.	$2,793.80 pesos (approximately $270) for permission of the use of land.

The Company has identified properties of interest in the Pacific Coast side of Mexico and management is conducting due diligence and an evaluation of the properties of interest for income and development potential.

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

We expect that completion of the development of the Solidaridad Property and the apartment units on the adjoining property will occur by September 30th, 2006 for operations to commence in the fall of 2006. We presently do not have any written agreements with our third party contractors to provide the management, maintenance and septic services to the apartment units on the adjoining property. All understandings and arrangements with our consultants are presently verbal.

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

Figure 1
Property Location

To Tulum
N
W
E
S
39.80 mts
WC
SEPTIC
RANCHO SANTA MONICA PROPERTY
Boca Paila Road
34.80 mts
beach & parking access
25.10 mts
9 condo units
Federal zone
Caribbean Sea
Reception area
Cabaña 1
WC
Cabaña 2
Adjoining property
39.80 mts
Storage area
Sewer line
Sewer manholes

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

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:

MILESTONES AND OBJECTIVES	ANTICIPATED COST	TIME FRAME
PHASE I - COMPANY START-UP - Construct Cabanas. - Complete construction of water and septic facilities for the provision of water services. - Construct reception area. - Completion of construction of Apartment Units by Vendor	$35,000	3 Months
PHASE II - MANAGEMENT OF SOLIDARIDAD PROPERTY - Commence rental of Cabanas and provision of property management services. - Obtain all necessary regulatory approvals. - Hire consultants for provision of maintenance, security and management services.	$5,000	3-6 Months
PHASE III - AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN MEXICO - Visit other resort areas in Mexico to review real estate development opportunities - Negotiate purchase of lands - Cash deposit required to secure potential land parcels	$50,000	12 Months
TOTAL	$65,000	-

We anticipate spending approximately $65,000 in pursuing our plan of operation and to pursue other development properties in Mexico over the next twelve months. Currently, we have cash of $10,870 which is insufficient to allow us to meet our current commitments and to complete our plan of operation for the next twelve months. In addition, we do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We are likely to need substantial additional financing in order to implement our long term business strategy and plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At May 31st, 2006	At November 30, 2005	Percentage Increase / (Decrease)
Current Assets	$10,870	$4,346	50.1%
Current Liabilities	$34,496	$23,765	45.1%
Working Capital (Deficit)	$(23,626)	$(19,419)	(21.6)%

Cash Flows
	Six Months Ended May 31, 2006	Six Months Ended May 31, 2005	Cumulative from Inception to February 28th , 2006
Cash Flows from (used in) Operating Activities	$(7,490)	$(28,099)	$(84,074)
Cash Flows from (used in) Investing Activities	$(5,000)	$(4,331)	$(35,000)
Cash Flows from (used in) Financing Activities	$19,192	$3,000	$130,122
Net Increase (decrease) in Cash During Period	$6,717	$(29,430)	$10,992

As of June 13th, 2006 we had cash on hand of $10,870. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended November 30, 2005, that there is substantial doubt that we will be able to continue as a going concern.

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

Stock Based Compensation

Rancho accounts for employee stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 - “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 - “Accounting for Stock Based Compensation”.

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

We have incurred a net loss of $118,570 for the period from May 28, 2004 (inception) to May 31st, 2006, and have no revenues to date. Our future is dependent upon successful completion of our development program and obtaining adequate financing to fulfill our development activities. The following factors raise substantial doubt that we will be able to continue as a going concern:

-
We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and will require additional financing if our Solidaridad Property fails to generate revenues. We have cash in the amount of $10,870 as of June 13th , 2006 and our total expenditures over the next twelve months are anticipated to be approximately $131,700.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued on March 20th, 2006 159,167 shares for cash at $0.03 per share for total proceeds of $4,775.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	2004 Stock Option Plan.(1)
10.2	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)
10.3	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)
10.4	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)
10.5	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)
10.6	Purchase Agreement dated for reference November 29, 2004 between Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)
10.7	Promissory Note dated November 29, 2004 Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on January 29, 2005, as amended.

REPORTS ON FORM 8-K

We filed the following Current Reports on Form 8-K during the fiscal quarter ended February 28th, 2006:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
March 21st, 2006	March 21st, 2006	Issuance of 159,167 shares for cash at $0.03 per share
May 11th, 2006	May 11th, 2006	Monica Galan Rios receives all required permits to finish the construction on the Solidaridad property

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date:	June 30th, 2006	By:	/s/ Graham G. Alexander
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)

Date:	June 30th, 2006	By:	/s/ Angela Manetta
ANGELA MANETTA
Vice President