Form 10QSB
period 2006-08-31
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2006-09-28
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2006

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31st, 2006 are not necessarily indicative of the results that can be expected for the year ending November 30, 2005.

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

PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

Rancho Santa Monica Developments Inc.
(A Development Stage Company) Las Vegas, Nevada

We have reviewed the accompanying balance sheet of Rancho Santa Monica Developments Inc. (A Development Stage Company). as of August 31, 2006, and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Rancho Santa Monica Developments Inc. (A Development Stage Company).

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

/s/ Moore & Associates, Chartered Moore & Associates,
Chartered Las Vegas, Nevada

September 26, 2006

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
August 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	August 31	NOVEMBER 30
	2006	2005
ASSETS

Current
Cash (US Account)	$5,298	$4,346
Cash (Canadian Account)	$45,472
Translation Adjustment (Note 5)	$(10,567)

Property (Note 2)	$80,000	80,000
Capital Improvements	$54,500
	$174,945	$84,346

LIABILITIES

Current
Accounts payable and accrued liabilities	$21,996	$10,965
Due to related parties	14,000	12,800
	35,996	23,765

Note Payable (Note 3)	50,000	50,000
	$85,996	73,765

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.0001 per share
100,000,000 preferred shares with a par value of $0.0001 per share

Issued:
7,723,499 common shares	7,723	7,564
Additional paid-in capital	107,982	103,366

Subscriptions Receivable	96,543	—

Deficit Accumulated During The Development Stage	(122,160)	(100,349)
	88,949	10,581
	$174,945	$84,346

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					Cumulative
					Period
					From
	Three	Three	Nine	Nine	Inception
	Months	Months	Months	Months	May 28th
	Ended	Ended	Ended	Ended	2004
	August 31	August 31	August 31	August 31	to August 31
	2006	2005	2006	2005	2006
REVENUE			$—	$—	$—

OPERATING EXPENSES

Travel expenses	—	—	1,190	—	1,190
Consulting fees	—	4,800	1,200	16,400	23,000
General and Administrative	1,340	669	7,121	3,803	13,365
Interest on long-term debt	1,500	1,500	4,000	4,480	9,980
Professional fees	750	7,500	8,300	29,765	74,625
	3,590	14,469	21,811	54,448	122,160

NET OPERATING LOSS	$(3,590)	$(14,469)	$(21,811)	$(54,448)	$(122,160)

Basic and Diluted Loss per Share	$(0.01)

Weighted Average Number of Shares Outstanding	7,723,499

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)
				Cumulative
				Period From
	Three	Nine	Nine	Inception
	Months	Months	Months	May 28th
	Ended	Ended	Ended	2004
	August 31	August 31	August 31	to August 31
	2006	2006	2005	2006
Cash Flows from Operating Activities
Net Loss for the Period	$(3,590)	$(21,811)	$(54,448)	$(122,160)

Adjustments to Reconcile Loss to Net Cash Used by Operating Activities
Changes in Accounts payable and accrued liabilities	1,500	11,031	17,980	21,996
Changes in amounts due to related parties	—	1,200		14,000
	(2,090)	(9,580)	(36,468)	(86,164)

Cash Flows from Investing Activity
Purchase of property	—		(4,331)	(30,000)
Capital Improvements	(49,500)	(54,500)		(54,000)
Translation Adjustments	5,445	5,445		5,445

Cash Flows from Financing Activity
Issue of share capital	—	4,775	3,000	115,705
Subscriptions Receivable	82,247	96,543		96,543
Translation Adjustments		121		121

Increase (Decrease) in Cash	36,102	42,430	(37,799)

Cash, Beginning of Period	10,603	4,275	43,154	—

Cash, End of Period	$46,705	46,705	5,335	46,705

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM INCEPTION, MAY 28, 2004, TO AUGUST 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Shares issued for cash at $0.001 per share - May 28, 2004	4,000,000	$4,000	$—	$—	$—	$4,000
Shares issued for cash at $0.03 per share - November 30, 2004	3,564,332	3,564	106,366	(3,000)	—	103,930
Subscriptions received - May 31, 2005	—	—	—	3,000	—	3,000
Net loss for the period	—	—	—	—	(100,349)	(100,349)
Balance, November 30, 2005	7,564,332	7,564	106,366	—	(100,349)	10,581
Shares issued forcash at $0.03 per share - March 20, 2006	159,167	$159	4,616			$4,775
Net loss for the period	—	—	—	—	(21,811)	(21,811)
Balance, August 31 2006	7,723,499	$7,723	$103,366	$—	$(122,160)	$(6,455)

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2006
(Unaudited)
(Stated in U. S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of August 31st, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

5.	TRANSLATION ADJUSTMENT

Translation Adjustment is the exchange difference from Canadian Funds to US funds for the total Canadian cash balance ($45,472 Canadian Dollars), capital improvements wired for the Tulum Property in canadian funds ($54,500 Canadian Dollars), and the accumulated translation adjustment to date.

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

Corporate Background

We are a development stage company focused on the development of real estate. We have acquired real property located in Solidaridad, Mexico on which we plan to construct certain facilities and provide management services for the apartment units being constructed on the adjoining property. Ms. Galan-Rios has applied and has received all remaining permits to complete construction of the apartment units which are 80% complete as of October 17, 2005. We expect the completion of the development of the Solidaridad Property and the apartment units on the adjoining property will occur by September 30th, 2006. For the nine months ending May 31st, 2006, we have invested $54,500 in capital improvements to the Solidaridad property.

We are not obligated to fund any of the costs of construction of the apartment units. Our project requires capital expenditures for infrastructure development before we can begin generating revenue from our property. Our property development is 90% complete. We intend to complete the construction of the cabanas, reception area, sewer system and water facilities in the next three months using local contractors. We estimate that we will be required to expend $70,000 to complete the development of our property. See “Acquisition of Solidaridad Property” below.

Recent Corporate Developments

We experienced the following significant developments since our quarter ending May 31st, 2006:

Mr. Trevor Barr was appointed as a Vice President to the Company effective June 1st, 2006.

We commenced construction on the Solidaridad property consisting of the following:

1.	The construction of the 2nd cabana for use as either rental purposes or to service the 9 rental units on the ajoining property.
2.	The installation of all sewer, grey water lines to the cabana units and to the 9 rental units on the ajoining property.
3.	The repair of the roof of the 1st cabana.
4.	The expansion of the storage area at the far north west corner of the property
5.	The replacement of the roof for the receiption area.
6.	The installation of a 500kg propane tank to service the common area and the 9 rental units on the ajoinging property.

We have also indentified several candidates for development in the Puerta Vallarta area of Mexico as our second development property, Our new vice president, Trevor Barr, is conducting an extensive review of these properties.

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

We expect that completion of the development of the Solidaridad Property and the apartment units on the adjoining property will occur by November 30th, 2006 for operations to commence in the early winter of 2006. We presently do not have any written agreements with our third party contractors to provide the management, maintenance and septic services to the apartment units on the adjoining property. All understandings and arrangements with our consultants are presently verbal.

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

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:

MILESTONES AND OBJECTIVES	ANTICIPATED COST	TIME FRAME
PHASE I - COMPANY START-UP - Construct Cabanas. - Complete construction of water and septic facilities for the provision of water services. - Construct reception area. - Completion of construction of Apartment Units by Vendor	$75,000	3 Months
PHASE II - MANAGEMENT OF SOLIDARIDAD PROPERTY - Commence rental of Cabanas and provision of property management services. - Obtain all necessary regulatory approvals. - Hire consultants for provision of maintenance, security and management services.	$5,000	3-6 Months
PHASE III - AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN MEXICO - Visit other resort areas in Mexico to review real estate development opportunities - Negotiate purchase of lands - Cash deposit required to secure potential land parcels	$50,000	12 Months
TOTAL	$130,000	—

We anticipate spending approximately $55,000 in pursuing our plan of operation and to pursue other development properties in Mexico over the next twelve months. Currently, we have cash of $46,705 which is insufficient to allow us to meet our current commitments and to complete our plan of operation for the next twelve months. In addition, we do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We are likely to need substantial additional financing in order to implement our long term business strategy and plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

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

Our total expenditures over the next twelve months are anticipated to be approximately $196,700, the majority of which is due to the development of our Solidaridad Property, general, legal, accounting and administrative expenses as a result of our becoming a reporting issuer under the Exchange Act.

Revenue

In addition to providing maintenance services and septic/water services to tenants of the adjoining property, we plan to construct a reception area and two cabanas on the Solidaridad Property for rental to tenants and/or tourists. Initially, we anticipate revenue will be generated through the following channels:

Revenue Stream	Projected Fee	Estimated Expenses
Rental of 2 Cabanas	$60 per Cabana per night	—
Management Services for 9 Units	$10 per Unit per night	$600 per month for management consulting services(1)
Maintenance, Security and Gardening Services for 9 Units	$250 per Unit per month	$600 per month for maintenance/gardening services(2)
Septic and Water Services for 9 Units	$50 per Unit per month	$200 per year for sewer removal and water fees
Total per Month	—	$1,400
Total per Year	—	$14,600

(1)	Commencing on completion of the apartment units on the adjoining property.
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

LIQUIDITY AND CAPITAL RESOURCES

As of September 25th, 2006 we had cash on hand of $46,705. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended November 30, 2005, that there is substantial doubt that we will be able to continue as a going concern.

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

We have incurred a net loss of $122,160 for the period from May 28, 2004 (inception) to May 31st, 2006, and have no revenues to date. Our future is dependent upon successful completion of our development program and obtaining adequate financing to fulfill our development activities. The following factors raise substantial doubt that we will be able to continue as a going concern:

-
We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and will require additional financing if our Solidaridad Property fails to generate revenues. We have cash in the amount of $46,705 as of September 25th , 2006 and our total expenditures over the next twelve months are anticipated to be approximately $66,500.

-
We estimate that we will be required to expend $75,000 on completion of the development of our Solidaridad Property and an additional $3,500 on an initial marketing campaign for the property over the next twelve months before we can commence generating revenues from the property.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	2004 Stock Option Plan.(1)
10.2	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)
10.3	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)
10.4	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)
10.5	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)
10.6	Purchase Agreement dated for reference November 29, 2004 between Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)
10.7	Promissory Note dated November 29, 2004 Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on January 29, 2005, as amended.

REPORTS ON FORM 8-K

We filed the following Current Reports on Form 8-K during the fiscal quarter ended February 28th, 2006:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
June 1st, 2006	June 1st, 2006	Appointment of Trevor Barr as Vice President of the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date:	September 26th, 2006	By:	/s/ Graham G. Alexander
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)