Form 10KSB
period 2006-11-30
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2007-02-14
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended November 30, 2006

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

State issuer’s revenues for its most recent fiscal year: $NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $8,527,199 based on a price of $1.10 per share, being the last sale price of the Company’s common stock as of January 23rd, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 2nd, 2006, the Issuer had 7,751,999 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐No ☒

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

OUR BUSINESS

We are a development stage company focused on the development of real estate. We have acquired real property located in Solidaridad, Mexico (the “Solidaridad Property”) on which we have constructed and provide management services for the apartment units being constructed on the adjoining property. Ms. Galan-Rios has completed the apartment units as of the date of this annual report..

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

The majority of our Solidaridad property has been developed. We anticipate to commence operation during the month of April, 2007.

Recent Corporate Developments

We experienced the following significant developments since November 30, 2006:

1.
Construction of all the service facilities on the Solidaridad property have been concluded. This includes, secured fence area, receiption area, installation of electrical generators, construction of generator platforms, warehouse area, jucuzzi area, swimming pool area and decks, restaurant area, living quarters for workers, 3 phase electrical system to the apartment units on the adjoining property, and a water and sewer drainage systems for the apartment units. Eighty Five percent complete (85%).

2.
The construction of the 2nd cabana for use as either rental purposes or to service the 9 rental units on the adjoining property. The repair of the roof of the 1st cabana. The expansion of the storage area at the far north west corner of the property. The replacement of the roof for the receiption area. The installation of a 500kg propane tank to service the common area and the 9 rental units on the ajoinging property, and the construction of a 18,000 litre water reserve for use by the apartment units. One hundred percent complete (100%).

3.	The appointment of Trevor Barr as Vice President of the Company effective June 1st, 2006.

4.
All federal and municipal permits were received by Monica Galan Rios required to complete construction on the Solidaridad property and the adjoining property on March 1st, 2006 and April 28th, 2006 respectively.

5.	The company has identified several candidates for development in the Puerta Vallarta, Mexico area.

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

Figure 1
Property Location

[figure]

We agreed to provide septic and water services to tenants on the adjoining property at a rate of $50 per apartment unit per month. We agreed that commencing on the completion of construction of the units, for a 25-year period following November 29, 2004, we will provide security, maintenance and gardening services for the Solidaridad Property for a fee of $250 per unit per month. We also agreed to grant to Mrs. Galan-Rios and any of the potential tenants, access to the road presently existing on the Solidaridad Property.

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

Revenue Model

Our strategy is to acquire, manage, and develop income-producing real property in Mexico. We have not earned any revenues to date. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period ended November 30, 2006. We plan to earn revenues from management services, including reception, greeting, and general bookkeeping services, provided to the apartment units being constructed on the land adjacent to the Solidaridad Property and the operation of certain facilities on the Solidaridad Property.

A total of eleven apartments units are currently completed on the portion of the property not purchased. Once all the final testing and furniture has been installed in the apartement units, the Company plans enter into an agreement to charge maintenance and management fees of $250 per unit every month, and service fees of $50 per unit every month to the apartment owners.

Facilities on the Solidaridad Property

The Solidaridad Property is in the process of being completed. Additions include an 18 foot by 35 foot swimming pool, a 25 jet Jacuzzi, a bar and restaurant area, a full outdoor theatre/performance area, a reception area, 2 John Deere sound acoustic engines with WEC generators, a three phase electric system to the building, a new storage facility, a living quarters for the workers and security people, an 18,000 litre water reservoir, a barbeque area, a connecting walkway to the adjoining spa, paved parking, and a white cement walkway from the roadway to the building.

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

Marketing Strategy

The eleven apartment units on the adjoining property have been sold. Rancho is presently negotiating with the owners of the apartment units to receive a commission from the rental of these units on behalf of the owners by Rancho. If such commission is agreed to by the unit owner, Rancho intends to advertise the units through various media including brochures, internet, and presentations by its principals. We also intend initially to market the apartment units and our rental facilities by creating a website and preparing marketing brochures. We estimate expending $3,500 on our initial marketing campaign for the Solidaridad Property. Our fees for property maintenance and management of the apartment units on the adjoining property are not dependent on the sale or rental of the apartment units.

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

Description Of Real Estate And Operating Data

We entered into an agreement dated for reference November 29, 2004 with Monica Galan-Rios pursuant to which we acquired certain lands located in the State of Quintana Roo, Mexico consisting of approximately 2,120 square meters. Under the terms of the agreement, Ms. Galan-Rios assigned to us her interest in an occupation order issued by the Ejidal Commissariat of the Ejido NCPE Jose Maria Pino Suarez for the use and possession of a fraction of the Solidaridad Property for consideration of $30,000 cash and an unsecured promissory note in the amount of $50,000. Currently, we own the right to possess and make use of the Solidaridad Property. We will own title to the property when a legal survey is completed by the Mexican government.

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

Insurance

As of the date of this prospectus, we do not carry comprehensive liability, fire, hurricane, storm, earthquake and business interruption insurance with respect to our business operations in Mexico. Should an uninsured loss occur, we could lose our capital invested in the Solidaridad Property, as well as the anticipated future revenues from such property and would continue to be obligated on any indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on Rancho. We plan to obtain comprehensive liability insurance once we complete development of our Solidaridad Property.

Investment Policies

We have no established policy with respect to investments on real estate or interests in real estate; however, we intend to continue to explore ways to increase the value of our Solidaridad Property and to improve management activities thereon. As of the date of this prospectus our only real estate operation is through our ownership interest in the Solidaridad Property. We may also look for new real estate investment opportunities in hotels, apartments, office buildings and shopping centers in Mexico. There are no limitations on the percentage of our assets which may be invested in any one investment or type of investments. Our Board of Directors may set such policy without a vote of our shareholders. We do not plan to limit the geographical area in which we may invest, but we expect that all or a majority of our investments will be made in Mexico. We have no current plans to form a joint venture or other arrangements with third parties to engage in real estate development.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares commenced trading on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol RSDV on December 13, 2005. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTCBB were:

QUARTER	HIGH ($)	LOW ($)
4th Quarter 2005	$0.00	$0.00
1st Quarter 2006	$0.00	$0.00
2nd Quarter 2006	$0.00	$0.00
3rd Quarter 2006	$1.00	$1.03
4th Quarter 2006	$1.95	$0.85

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. As our shares did not trade on the OTCBB prior to December 13, 2005, no information is available for periods prior to that date.

Holders of Common Stock

As of February 2nd, 2007, we had 65 active shareholders of record.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our plan of operation is to acquire, manage, and develop income-producing real property in Mexico. We have not earned any revenues to date. We are planning to commence operation the 1st week of April, 2007.

Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period ended November 30, 2006. We plan to earn revenues from management services, including reception, greeting, and general bookkeeping services, provided to the apartment units being constructed on the land adjacent to the Solidaridad Property and the operation of certain facilities on the Solidaridad Property.

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

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:

MILESTONES AND OBJECTIVES	ANTICIPATED COST	TIME FRAME
PHASE I - ENTER INTO RENTAL/MAINTANENCE AGREEMENT WITH APARTMENT OWNERS - enter into written rental agreement - negotiate commission structure for rental of units	$2,000	1-2 Months
PHASE II - MANAGEMENT OF SOLIDARIDAD PROPERTY and COMMENCE OPERATIONS - Hire and train consultants for provision of maintenance, security and management services.	$1,000	1 Months
PHASE III - SEEK AND CONDUCT DUE DILLIGENCE IN AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN MEXICO - Visit other resort areas in Mexico to review real estate development opportunities - Negotiate purchase of lands - Cash deposit required to secure potential land parcels -	$25,000	12 Months
TOTAL	$28,000	-

We anticipate spending approximately $28,000 in pursuing our plan of operation and to seek new development properties in Mexico over the next twelve months. Currently, we have cash of $8,761, which is insufficient to allow us to meet our current commitments and to complete our plan of operation for the next twelve months. In addition, we do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We are likely to need substantial additional financing in order to implement our long term business strategy and plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

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

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next Twelve Months
Professional Fees	$5,000
General Administrative Expenses	$1,000
Consulting Fees	$10,000
Contractor Fees	$5,000
Marketing Expenses	$3,500
TOTAL	$24,500

We have cash of $8,761 as of the date of this annual report. We estimate that the completion of the development of our Solidaridad Property and to seek additional properties in Mexico will cost approximately $25,000. Our total expenditures over the next twelve months are anticipated to be approximately $52,500, the majority of which is due to the development of our Solidaridad Property, general, legal, accounting and administrative expenses as a result of our becoming a reporting issuer under the Exchange Act.

RESULTS OF OPERATIONS

We have not earned any revenues since inception (May 28, 2004). We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from the development and management of our Solidaridad Property or that the revenues generated will exceed the operating costs of our business.

Summary
	Year Ended November 30, 2006	Year Ended November 30, 2005	Percentage Increase / (Decrease)
Revenue	-	-	N/A
General and Administrative Expenses	$24,317	$60,242	(59%)
Net Loss	$(24,317)	$(60,242)	59%

Revenue

In addition to providing maintenance services and septic/water services to tenants of the adjoining property, we plan market the rental of the units and we anticipate revenue will be generated through the following channels:

REVENUE STREAM	PROJECTED FEE	ESTIMATED EXPENSES
Finders Fees for Rentals	30% of rental fee	5-10% of rental fee
Management Services for 9 Units	$10 per Unit per night	$600 per month for management consulting services(1)
Maintenance, Security and Gardening Services for 9 Units	$250 per Unit per month	$600 per month for maintenance/gardening services(2)
Septic and Water Services for 9 Units	$50 per Unit per month	$200 per year for sewer removal and water fees
Total per Month	$2,910	$1,400
Total per Year	$34,920	$14,600

(1)	Commencing April 1st, 2007.
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

General and Administrative Expenses

Our general and administrative expenses for the periods ended November 30, 2006 and November 30, 2005 consisted of the following:

	November 30, 2006	November 30, 2006	Percentage Increase / (Decrease)
Travel Expenses	$1,190	-
Consulting Fees	$1,200	$14,600	(91)%
General and Administrative	$7,377	$4,445	39%
Interest on Long-term Debt	$5,500	$5,980	(8)%
Professional Fees	$9,050	$35,217	(74)%
Total General and Administrative Expenses	$24,317	$60,242	(59)%

Our consulting fees and professional fees have reduced significantly as we do not require significant legal and accounting services in our SEC filings such a new prospectus filing. Our general and administrative expenses increased for the year ended November 30, 2006 and we expect these fees to continue to increase as we move to operate the Solidaridad property. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At November 30, 2006	At November 30, 2005	Percentage Increase / (Decrease)
Current Assets	$8,761	$4,346	101%
Current Liabilities	$37,496	$23,765	36%
Working Capital (Deficit)	$(28,735)	($19,419)	(32)%

Cash Flows
	Year Ended November 30, 2006	Period from Inception (May 28, 2004) to November 30, 2006
Cash Flows Used In Operating Activities	$(10,586)	$(87,170)
Cash Flows Used In Investing Activities	$(84,917)	$(114,917)
Cash Flows Provided By Financing Activities	$101,318	$212,248
Net Increase (Decrease) In Cash During Period	$5,815	$10,221

The decrease in our working capital surplus at November 30, 2006 from our year ended November 30, 2005, is primarily a result of the increase of our professional fees and accrued interest on our note payable to the vendor of the Solidaridad Property. As of November 21st, 2006, no further interest will be accrued on the the note payable.

We had cash of $8,761 as of the date of this annual report. Since our inception on May 28, 2004, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended November 30, 2006, that there is substantial doubt that we will be able to continue as a going concern.

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

We have incurred a net loss of $124,666 for the period from May 28, 2004 (inception) to November 30, 2006, and have no revenues to date. Our future is dependent upon successful completion of our development program and obtaining adequate financing to fulfill our development activities. The following factors raise substantial doubt that we will be able to continue as a going concern:

-
We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and will require additional financing if our Solidaridad Property fails to generate revenues. We have cash in the amount of $8,761 as of the date of this annual report and our total expenditures over the next twelve months are anticipated to be approximately $52,500.

-	We estimate that we will be required to expend $3,500 on an initial marketing campaign for the property over the next twelve months before we can commence generating revenues from the property.

-	We expect to continue to expend $400 per month on fees to consultants and contractors until our property is completed.

Our financial statements included with this Annual Report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period ended November 30, 2006. Our project requires capital expenditures for infrastructure development before we can begin generating revenue from our property. If we are unsuccessful in our development efforts, we may not be able to recover the capital expenditures that we have incurred. If we are not able to achieve revenues or complete our development program, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected. These factors raise substantial doubt that we will be able to continue as a going concern and adversely affect our ability to obtain additional financing.

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

ITEM 7.  FINANCIAL STATEMENTS.

Index to Financial Statements:		Page

Audited financial statements as of November 30, 2005, including:

1.	Report of Independent Registered Accounting Firm;	F-2

2.	Consolidated Balance Sheets as of November 30, 2005 and 2004;	F-4

3.	Consolidated Statements of Operations for the year ended November 30, 2005 and for the period from May 28, 2004 (date of inception) to November 30, 2004;	F-5

4.	Statements of Cash Flows for the year ended November 30, 2005 and for the period from May 28, 2004 (date of inception) to November 30, 2004; and	F-7

5.	Statement of Stockholders’ Equity (Deficiency) from May 28, 2004 (date of inception) to November 30, 2005;	F-6

6.	Notes to the Financial Statements.	F-8

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rancho Santa Monica Developments, Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Rancho Santa Monica Developments, Inc. (A Development Stage Company) as of November 30, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the periods from inception on May 28, 2004 through November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rancho Santa Monica Developments, Inc. (A Development Stage Company) as of November 30, 2006 and 2005 and the results of its operations and its cash flows for the periods from inception on May 28, 2004 through November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates,Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 13, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2006
(Stated in U.S. Dollars)

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	NOVEMBER 30 2006	NOVEMBER 30 2005

ASSETS

Current
Cash (US Account)	$4,339	$4,396
Cash (Canadian Account)	$5,392
Translation Adjustment (Note 8)	$(970)

Property (Note 3)	80,000	80,000
Capital Improvements (Note 3)	$94,500
Translation Adjustment (Note 8)	(9,583)

	$173,678	$84,346

LIABILITIES

Current
Accounts payable and accrued liabilities	$23,496	$10,965
Due to related parties	14,000	12,800
	37,496	23,765
Note Payable (Note 4)	50,000	50,000
	87,496	73,765

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.0001 per share
100,000,000 preferred shares with a par value of $0.0001 per share

Issued:
7,751,999 common shares at Nov 30, 2006	7,751	7,723

Additional paid-in capital	139,510	103,366

Subscriptions Receivable	68,043	-

Deficit Accumulated During The Development Stage	(124,666)	(100,349)
	86,182	10,581

	$173,678	$84,346

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

		Year Ended Nov 30, 2006	Year Ended Nov 30, 2005	Cumulative from May 28, 2004 to Nov 30, 2006

REVENUE $	$	$-	$-	$-

OPERATING EXPENSES

Travel Expenses		1,190		1,190
Consulting fees		1,200	14,600	23,000
General and Administrative		7,377	4,445	13,621
Interest on long-term debt		5,500	5,980	11,480
Professional fees		9,050	35,217	75,375
		24,317	60,242	124,666
NET LOSS FOR THE PERIOD		$(24,317)	$(60,242)	$(124,666)

Basic and Diluted Loss per Share		$(0.01)	$(0.01)

Weighted Average Number of Shares
Outstanding		7,723,499	7,564,322

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Year Ended Nov 30, 2006		Year Ended Nov 30, 2005		Cumulative from May 28, 2004 to Nov 30, 2006

Cash Flows Used By Operating Activities

Net Loss for the Period		$(24,317)		$(60,242)	$(124,666)

Adjustments to Reconcile Loss to Net Cash Used by Operating Activities

Changes in Accounts payable and accrued liabilities		12,531		5,634	23,496
Changes in amounts due to related parties		1,200		12,800	14,000
		(10,586)		(41,808)	(87,170)
Cash Flows Used by Investing Activity
Capital Improvements		$(94,500)			(94,500)
Translation Adjustment		9,583			9,583
Purchase of property		-		-	(30,000)

Cash Flows from Financing Activity
Subscriptions Receivable		96,543			96,543
Issue of share capital		4,775		3,000	115,705

Increase (Decrease) In Cash		5,815		(38,808)	-

Cash, Beginning of Period		4,396		43,154	-

Cash, End of Period		$10,221		$4,346	$10,221
Supplemental Disclosure of Non-Cash Investing and Financing Activities Note payable	$		$		$50,000

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM INCEPTION, MAY 28, 2004, TO NOVEMBER 30, 2006
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	SUBSCRIPTIONS RECEIVABLE	ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL

Shares issued for cash at $0.001 per share - May 28, 2004	4,000,000	$4,000	$-	$-	$-	$4,000
Shares issued for cash at $0.03 per share - November 30, 2004	3,564,332	3,564	103,366		-	106,930
Net loss for the period	-	-	-	-	(100,349)	(100,349)

Balance, November 30, 2005	7,564,332	7,564	103,366		(100,349)	10,581

Shares issued for cash at $0.03` per share - March 20, 2006	159,167	159	$4,616			$4,775
Shares issued for cash at $1.00 per share - September 1st, 2006	28,500	28	$28,472			$28,500
Subscriptions Received November 30th, 2006				$68,043		$68,043
Net loss for the year	-	-	-	-	(24,317)	(24,317)

Balance Nov 30, 2005	7,751,999	$7,751	$136,454	$68,043	$(124,666)	$87,582

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006
(Stated in U. S. Dollars)

1.	OPERATIONS

Organization

Rancho Santa Monica Developments Inc. was incorporated in the State of Nevada, U.S.A., on May 28, 2004.

Development Stage Activities

The Company is in the development stage, therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieve a level of revenue adequate to support its cost structure.

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

The Company computes loss per share in accordance with SFAS No. 128 - “Earnings Per Share”. Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilative common stock outstanding during the period. As the Company generated net losses in each of the periods presented, the basic and diluted loss per share is the same as any exercise of options or warrants, would anti-dilutive.

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

The Company periodically evaluates potential impairments of its long-lived assets, including intangibles. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one ormore indicators of impairment, the Company evaluates the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying value of the assets, the Company measures the impairment using discounted cash flows or other methods of determining fair value.

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

By an agreement, dated November 29, 2004, the Company acquired the right to possess and make use of a fraction of a property located in the State of Quinatana Roo, Mexico, for consideration of a $30,000 cash payment ($25,669) paid to November 30, 2004) by December 31, 2004, and a $50,000 unsecured promissory note. The Company will own title to the property upon completion of a legal survey by the Mexican Government.

Capital Improvements to the property include a 40 foot by 15 foot swimming pool, a spa area, paved parking area, generator platform, a bar area, outdoor washrooms, workers residence, paved walkway to apartment units, joint access to Coqui-Coqui Spa. Capital expenditures are $94,500 Canadian Dollars prior to the translation adjustment to US Dollars.

Eleven apartment units are currently under construction on the portion of the property not purchased, upon completion of construction, the Company will receive maintenance and management fees of $250 per unit per month, and service fees of $50 per unit per month.

4.	NOTE PAYABLE

Note payable is comprised of a $50,000 unsecured promissory note, bearing interest at 12% per annum and payable in full on November 29, 2006. The note has not been paid in full and will remain on the books as a Note payable until fully paid. No further interest will be accumulated on the books of the company.

5.	STOCK OPTIONS

During the period ended November 30, 2004, the Company granted 150,000 stock options to two officers of the Company at an exercise price of $0.50 per share until November 18, 2006. These stock options have now expired.

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

6.	INCOME TAX

A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

Loss for the period	$(24,317)
Statutory tax rate	35%

Expected income tax provision	$(8,510)
Unrecognized tax losses	8,510
$-

Significant components of deferred income tax assets are as follows:
Operating loss	$8,510
Valuation allowance	(8,510)

$-

The Company has total losses since inception in the sum of $124,666 carryforward which will expire in 2024 if not utilized.

7.	RELATED PARTY TRANSACTIONS

The amount owing to Directors of the company is $14,000. There are no current agreements in place for further compensation onther than the amount owing.

8.	TRANSLATION ADJUSTMENT

Translation Adjustment is the exchange difference from Canadian funds to US funds for the Canadian cash balance ($5392 Canadian Dollars), capital improvements wired to the Tulum Property ($94,500 Canadian Dollars), and the accumulated translation adjustment. Exchange rate calculation for the 3 months ended November 30th, 2006 used a conversion rate of 1.18 Canadian dollars to 1 us dollar.

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

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Name and Address	Age	Position

GRAHAM G. ALEXANDER 3104 Sunnyhurst Road North Vancouver, British Columbia Canada V7K 2G3	37	Director, President, Secretary and Treasurer, Chief Financial Officer and Chief Executive Officer

ANGELA MANETTA 7119 Halifax Street Burnaby, British Columbia Canada V5A 1M1	44	Vice-President

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

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary ($)	Bonus	Other Annual Compen-sation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen-sation
Graham G. Alexander	Director, President, Secretary and Treasurer, Chief Financial Officer and Chief Executive Officer	2006 2005	NIL 10,600	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Angela Manetta	Vice-President	2006 2005	NIL 3,600	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended November 30, 2005:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FISCAL YEAR FISCAL YEAR-END OPTION/SAR VALUES
Name	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Graham G. Alexander Chief Financial Officer and Chief Executive Officer, President, Secretary, Treasurer, Director	Nil	N/A	N/A	N/A

Angela Manetta Vice-President	Nil	N/A	100,000 (exercisable)	N/A(1) (exercisable)

(1)	Based upon the difference between the closing price of our common stock, as at our fiscal year-end of November 30, 2005, and the exercise price of the options granted.

Director Compensation Arrangements

Compensation

We currently do not have any compensation arrangements with our officers and directors.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 5th, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our sole director, (iii) the named executive officers, and (iv) officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Directors and Officers
Common Stock	Graham G. Alexander President, Secretary, Treasurer, Chief Financial Officer and Chief Executive Officer, Director 3104 Sunnyhurst Road North Vancouver, BC, Canada V7K 2G3	4,000,000 Direct	52.9%
Common Stock	Angela Manetta Vice President 7119 Halifax Street Burnaby, BC, Canada V5A 1M1	10,000 Direct and Indirect(2)	0.2%
Common Stock	All Officers and Directors as a Group (2 persons)	4,010,000	54.3%
Holders of More than 5% of Our Common Stock
Common Stock	Graham G. Alexander President, Secretary, Treasurer, Chief Financial Officer and Chief Executive Officer, Director 3104 Sunnyhurst Road North Vancouver, BC, Canada V7K 2G3	4,000,000 Direct	52.9%
Notes
(1)
Applicable percentage of ownership is based on 7,751,999 shares of common stock issued and outstanding as of February 7th, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of February 7th, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 7th, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Consists of 10,000 shares of our common stock held by Ms. Manetta.

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

On November 18, 2004, Rancho granted Ms. Angela Manetta an option to purchase 100,000 common shares of Rancho at a price of $0.50/share. These options have expired since November 18, 2006.

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

ITEM 13.  EXHIBITS.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	2004 Stock Option Plan.(1)

10.2	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)

10.3	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)

10.4	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)

10.5	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)

10.6	Purchase Agreement dated for reference November 29, 2004 between Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)

10.7	Promissory Note dated November 29, 2004 Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)

14.1	Code of Ethics. .(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on January 29, 2005, as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10KSB filed on February 28th, 2005.

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

	Year Ended November 30, 2006	Year Ended November 30, 2005
Audit Fees	$2,500	$4,321
Audit Related Fees	$2,500	NIL
Tax Fees	NIL	NIL
All Other Fees	$2,250	2,250
Total	$7,250	$6,751

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date:	February 14, 2007	By:	/s/ GRAHAM G. ALEXANDER
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 14, 2007	By:	/s/ GRAHAM G. ALEXANDER
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)

Date:	February 14, 2007	By:	/s/ ANGELA MANETTA
ANGELA MANETTA
Vice President