Form 10QSB
period 2007-02-28
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2007-04-13
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 28, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 10th, 2007, the Issuer had 7,791,542 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28th, 2007 are not necessarily indicative of the results that can be expected for the year ending November 30, 2006.

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

Corporate Background

We are a development stage company focused on the development of real estate. We have acquired real property located in Solidaridad, Mexico on which we plan to construct certain facilities and provide management services for the apartment units being constructed on the adjoining property. Ms. Galan-Rios has applied and has received all remaining permits to complete construction of the apartment units which have been completed of April 8th, 2007.

Recent Corporate Developments

We experienced the following significant developments since our quarter ending February 28th, 2007:

We completed the development of the Solidaridad property and will be ready for operations in March 2007. As of April 8th, 2007, we are currently in operations at the Solidaridad Property.

We have also identified several candidates for development in the Puerta Vallarta area of Mexico as our second development property, Our vice president, Trevor Barr, is conducting an extensive review of these properties.

Acquisition of Solidaridad Property

We entered into an agreement dated for reference November 29, 2005 with Monica Galan-Rios for the purchase of certain lands located in Solidaridad, Mexico consisting of approximately 2,120 square meters, See Figure 1 below. Under the terms of the property purchase agreement with Ms. Galan-Rios:

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

The nine apartment units on the adjoining property have been sold. Rancho is presently negotiating with the owners of the apartment units to receive a commission from the rental of these units on behalf of the owners by Rancho. If such commission is agreed to by the unit owner, Rancho intends to advertise the units through various media including brochures, internet, and presentations by its principals. We also intend initially to market the apartment units and our rental facilities by creating a website and preparing marketing brochures. We estimate expending $50,000 on our initial marketing campaign for the Solidaridad Property. This is significantly more than our previous estimates due to the costs of the implantation of our Website and to have the property list on the major tour sites around the world. Our fees for property maintenance and management of the apartment units on the adjoining property are not dependent on the sale or rental of the apartment units.

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

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:

MILESTONES AND OBJECTIVES	ANTICIPATED COST	TIME FRAME
PHASE I - MARKETING OF SOLIDARIDAD PROPERTY - Online Advertising - Brochures, sinage, printed material - Advertising - Website Design and implementation - Presentation Packages	$50,000	3 Months
PHASE II - MANAGEMENT OF SOLIDARIDAD PROPERTY - Commence rental of Cabanas and provision of property management services. - Obtain all necessary regulatory approvals. - Hire consultants for provision of maintenance, security and management services.	$5,000	3-6 Months
PHASE III - AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN MEXICO - Visit other resort areas in Mexico to review real estate development opportunities - Negotiate purchase of lands - Cash deposit required to secure potential land parcels	$50,000	12 Months
TOTAL	$105,000	-

We anticipate spending approximately $105,000 in pursuing our plan of operation and to pursue other development properties in Mexico over the next twelve months. Currently, we have cash of $2,305 which is insufficient to allow us to meet our current commitments and to complete our plan of operation for the next twelve months. In addition, we do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We are likely to need substantial additional financing in order to implement our long term business strategy and plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next Twelve Months
Professional Fees	$5,000
General Administrative Expenses	$9,000
Consulting Fees	$2,000
Contractor Fees	$2,200

TOTAL	$18,200

Our total expenditures over the next twelve months are anticipated to be approximately $123,200, the majority of which is due to the development of our Solidaridad Property, general, legal, accounting and administrative expenses as a result of our becoming a reporting issuer under the Exchange Act.

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

LIQUIDITY AND CAPITAL RESOURCES

As of April 8th, 2007 we had cash on hand of $2,305. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended November 30, 2006, that there is substantial doubt that we will be able to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this quarterly report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 28, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

RISKS AND UNCERTAINTIES

We Have Yet To Attain Profitable Operations And Our Accountants Believe There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

We have incurred a net loss of $121,696 for the period from May 28, 2004 (inception) to February 28, 2007, and have no revenues to date. Our future is dependent upon successful completion of our development program and obtaining adequate financing to fulfill our development activities. The following factors raise substantial doubt that we will be able to continue as a going concern:

-
We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and will require additional financing if our Solidaridad Property fails to generate revenues. We have cash in the amount of $2,305 as of April 12th , 2007 and our total expenditures over the next twelve months are anticipated to be approximately $123,200.

-	We estimate that we will be required to expend $`50,000 on an initial marketing campaign for the property over the next twelve months before we can commence generating revenues from the property. `

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

Future Equity Financings May Dilute Existing Stockholders’ Ownership Interests.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued during this quarter 68,084 shares at a price of $1.00usd per share for total proceeds of $68,084 to the company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	2004 Stock Option Plan.(1)

10.2	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)

10.3	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)

10.4	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)

10.5	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)

10.6	Purchase Agreement dated for reference November 29, 2004 between Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)

10.7	Promissory Note dated November 29, 2004 Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on January 29, 2005, as amended.

REPORTS ON FORM 8-K

We filed the following Current Reports on Form 8-K during the fiscal quarter ended February 28th, 2006:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
February 12th, 2007	February 12th, 2007	Announced that the development of the Solidaridad Property has been substantially completed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date:	April 10th, 2007	By:	“Graham G. Alexander”
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

Feb 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	FEB 28	NOVEMBER 30
	2007	2006
ASSETS
Current
Cash (US Account)	$578	$4,339
Cash (Canadian Account)	$5392	$5,392
Translation Adjustment (Note 5)	(1078)	(970)

Property (Note 2)	80,000	80,000
Capital Improvements	94,500	94,500
Translation Adjustment (Note 8)	(9,583)	(9,583)

	$169,809	$173,678

LIABILITIES

Current
Accounts payable and accrued liabilities	$23,496	$23,496
Due to related parties	14,000	14,000
	37,496	37,496

Note Payable (Note 3)	50,000	50,000
	$87,496	87,496
STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.0001 per share
100,000,000 preferred shares with a par value of $0.0001 per share
Issued:
7,791,542 common shares	7,791	7,751

Additional paid-in capital	207,553	139,510
Additional paid-in capital (Canadian funds)	5,900
Translation Adjustment	(1,180)
Subscriptions Receivable	-	68,043

Deficit Accumulated During The Development Stage	(121,696)	(124,666)
	82,313	86,182

	$169,809	$173,678

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

				Cumulative Period
		Three	Three	From
		Months Ended	Months Ended	Inception May 28th 2004
		Feb 28	Feb 28	to Feb 28
		2007	2006	2007

REVENUE		$-	$-	$-

OPERATING EXPENSES

Consulting fees		-	1,200	23,000
General and Administrative		7,091	2,756	16,091
Interest on long-term debt		-	1,000	6,980
Professional fees		2,500	6,800	75,625
		9,591	11,756	121,696
NET OPERATING LOSS		$(9,591)	$(11,756)	$(121,696)

Basic and Diluted Loss per Share	$(0.01)

Weighted Average Number of Shares
Outstanding	7,791,542

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Three	Three	Cumulative
	Months	Months	from
	Ended	Ended	May 28, 2004
	Feb 28, 2007	Feb 28, 2006	to Feb 28, 2007

Cash Flows From Operating Activities

Net Loss for the Period	$(9,591)	$(11,756)	$(121,696)

Adjustments to Reconcile Loss to Net Cash Used by Operating Activities
Changes in Accounts payable and accrued liabilities	-	8,031	18,925
Changes in amounts due to related parties	-	1,200	14,000
	(9,591)	(2,525)	(79,180)

Cash Flows from Investing Activity
Purchase of property	-	-	(30,000)

Cash Flows from Financing Activity
Issue of share capital	-	-	110,930

Increase (Decrease) In Cash	5,392	(2,525)	7,142
Translation Adjustment	(1,078)		(1,078)

Cash, Beginning of Period	4,275	4,275	-

Cash, End of Period	$4,892	$1,750	$4,892

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM INCEPTION, MAY 28, 2004, TO FEB 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Shares issued for cash at $0.001 per share - May 28, 2004	4,000,000	$4,000	$-	$-	$-	$4,000
Shares issued for cash at $0.03 per share - November 30, 2004	3,564,332	3,564	106,366	(3,000)	-	103,930
Subscriptions received - May 31, 2005	-	-	-	3,000	-	3,000
Net loss for the period	-	-	-	-	(100,349)	(100,349)

Balance, November 30, 2005	7,564,332	7,564	106,366	-	(100,349)	10,581
Net loss for the period	-	-	-	-	(11,756)	(11,756)
Balance, Feb 28, 2006	7,564,332	$7,564	$103,366	$-	$(112,105)	$(1,175)
Subscriptions received February 28, 2007	68,043	$64	$67,979		(9,591)
Balance, Feb 28, 2007	7,791,542	$7,628	$171,345	$-	$(121,696)	$57,274

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U. S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of February 28th, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2006 audited financial statements and notes thereto.

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

Note Payable is comprised of a $50,000 unsecured promissory note, bearing interest at 12% per annum and payable in full on November 29, 2006. This note has not been paid yet to Monica Galan Rios, the vendor of the property.

4.	RELATED PARTIES TRANSACTIONS

During the three month period ended February 28th, 2007, pursuant to written agreements, the Company paid Directors and Officers a total of $1,200 for management services. Cumulatively to that date, management fees paid to Directors and Officers totals $23,000. The amount $14,000 remains unpaid.