Form 10QSB
period 2007-05-31
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2007-07-16
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 14th, 2007, the Issuer had 7,791,542 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31st, 2007 are not necessarily indicative of the results that can be expected for the year ending November 30, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Rancho” mean Rancho Santa Monica Developments Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

May 31, 2007
(Unaudited)

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

Rancho Santa Monica Developments Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have reviewed the accompanying balance sheet of Rancho Santa Monica Developments Inc. (A Development Stage Company). as of May 31, 2007, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Rancho Santa Monica Developments Inc. (A Development Stage Company).

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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
July 13, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)
BALANCE SHEETS

	May 27	NOVEMBER 30
	2007	2006
ASSETS	(Unaudited)
Current Assets
Cash	$1,981	$8,761
Total Current Assets	1,981	8,761

Property and Equipment, net	291,268	164,917

Total Assets	$293,249	$173,678

LIABILITIES

Current Liablilities
Accounts payable and accrued liabilities	$23,496	$23,496
Due to related parties	134,451	14,000
Total Current Liabilities	157,947	37,496

Note Payable	50,000	50,000
	207,947	87,496
STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.0001 per share
100,000,000 preferred shares with a par value of $0.0001 per share
Issued:
7,791,542 and 7,751,999 common shares,	7,791	7,751
respectively
Additional paid-in capital	213,453	139,510
Additional paid-in capital (Canadian funds)
Currency Translation Adjustment	(4,835)	(4,456)
Subscriptions Receivable	-	68,043

Deficit Accumulated During The Development Stage	(131,107)	(124,666)
	85,302	86,182

Total Liabilities and Stockholders’ Equity	$293,249	$173,678

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative Period
	Three	Three	Six	Six	From
	Months Ended	Months Ended	Months Ended	Months Ended	Inception May 28,2004
	May 31	May 31	May 31	May 31	to May 31
	2007	2006	2007	2006	2007

REVENUE	$8,100	$-	$8,100	$-	$8,100

EXPENSES

Consulting fees	-	1,200	-	1,200	23,000
General and Administrative	4,200	3,756	11,291	9,971	26,102
Interest on long-term debt	-	1,000	-	2,500	11,480
Professional fees	750	6,800	3,250	7,550	78,625
	4,950	11,756	14,541	18,221	139,207
NET INCOME (LOSS)	$3,150	$(11,756)	$(6,441)	$(18,221)	$(131,107)

Basic and Diluted Loss per Share	$0.00	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Shares
Outstanding	7,791,542	7,723,499	7,791,542	7,723,499

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six	Six	Cumulative
	Months	Months	from
	Ended	Ended	May 28, 2004
	May 31 2007	May 31 2006	to May 31 2007

Cash Flows From Operating Activities

Net Income (Loss)	$(6,441)	$(18,221)	$(131,107)

Adjustments to Reconcile Loss to Net Cash Used by Operating Activities

Changes in Accounts payable and accrued liabilities	-	9,531	23,496
Changes in amounts due to related parties	120,451	1,200	134,451
	114,010	(7,490)	26,840

Cash Flows from Investing Activities
Capital Improvements	(126,351)	(5,000)	(250,851)
	(126,351)	(5,000)	(250,851)

Cash Flows from Financing Activities
Proceeds of share capital	5,940	19,071	218,188

Increase (Decrease) in Cash	(6,401)	6,581	(5,823)
Translation Adjustment	(379)	121	7,804

Cash, Beginning of Period	8,761	4,275	-

Cash, End of Period	$1,981	$10,977	$1,981

Non Cash Financing Activities

Note Payable Issued for Property	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

1.	BASIS OF PRESENTATION

The unaudited financial statements as of May 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

During the six month period ended May 31, 2007, pursuant to written agreements, the Company paid Directors and Officers a total of $1,200 for management services. Cumulatively to that date, management fees paid to Directors and Officers totals $23,000. The amount $14,000 remains unpaid. In addition, personal funds of Graham Alexander and Monica Galan Rios were used to make capital improvements for the Solidaridad Property for the sum of $120,451. They included the purchase of 2 60kW generators, Jacuzzi, and the construction of a Swimming Pool. The full amount remains unpaid.

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

Corporate Background

We are a development stage company focused on the development of real estate. We have acquired real property located in Solidaridad, Mexico on which we have constructed certain facilities and provide management services for the apartment units constructed on the adjoining property.

Recent Corporate Developments

We experienced the following significant developments since our quarter ending May 31st, 2007:

We commenced operations of our Solidaridad Property and earned revenue of $8,100 for the quarter.

We have also identified several candidates for development in the Puerta Vallarta area of Mexico as our second development property, Our vice president, Trevor Barr, is conducting an extensive review of these properties.

Our President, Graham Alexander, is reviewing development candidates for Rancho in Vancouver, Canada.

Acquisition of Solidaridad Property

We entered into an agreement dated for reference November 29, 2005 with Monica Galan-Rios for the purchase of certain lands located in Solidaridad, Mexico consisting of approximately 1,220 square meters, See Figure 1 below. Under the terms of the property purchase agreement with Ms. Galan-Rios:

(1)
In consideration of Ms. Galan-Rios’s grant of all of her interests in the Solidaridad Property to us, we: (i) paid $30,000 to Ms. Galan-Rios, and (ii) issued an unsecured promissory note to Ms. Galan-Rios in the amount of $50,000, plus accrued interest at a rate of 12% per year, maturing on November 29, 2006;

(2)	We agreed to provide septic and water services to tenants at a rate of $50 per apartment unit per month;

(3)
We agreed that commencing on the completion of construction of the units, for a 25 year period following November 29, 2004, we will provide security, maintenance and gardening services for the Solidaridad Property for a fee of $250 per unit per month; and

(4)	We agreed to grant to Ms. Galan-Rios and any of the potential tenants, access to the road presently existing on the Solidaridad Property.

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

Figure 1
Property Location

PLAN OF OPERATION

Our plan of operation is to acquire, manage, and develop income-producing real property in Mexico. In addition, our company is considering acquiring other development or income-producing properties in other parts of the world. We plan to earn revenues from management services, including reception, greeting, and general bookkeeping services, provided to the apartment units on the land adjacent to the Solidaridad Property and the operation of certain facilities on the Solidaridad Property.

The reception area consists of a separate wooden building unit already constructed which will check in and check out the guests. This also includes the bookings for the apartment unit guests and the cabana guests of Rancho. The guests are expected to be able to book any of the packages they want to, including any tours, and spa services. The reception area is expected to be serviced by one person who will also be the grounds keeper.

We have engaged an independent contractor to provide property maintenance, gardening and security services to the Solidaridad Property at a rate of $600 per month.

Our business plan is to continue to develop, maintain and manage our Solidaridad Property. We conduct our business largely through agreements with consultants, independent contractors and arms-length third parties. We do not intend to hire any employees over the next twelve months.

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:

MILESTONES AND OBJECTIVES	ANTICIPATED COST	TIME FRAME
PHASE I - MANAGEMENT OF SOLIDARIDAD PROPERTY - Obtain all necessary regulatory approvals for operations - Service property gardening, cleaning, receiption	$7,2000	3 Months

PHASE II - AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN CANADA OR UNITED STATES - Visit areas in Canada and the United States reviewing real estate development opportunities - Negotiate purchase of lands - Cash deposit required to secure potential land parcels	$50,000	3 Months

PHASE III - AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN MEXICO - Visit other resort areas in Mexico to review real estate development opportunities - Negotiate purchase of lands - Cash deposit required to secure potential land parcels	$50,000	12 Months

TOTAL	$107,200	-

We anticipate spending approximately $107,200 in pursuing our plan of operation and to pursue other development properties in Mexico over the next twelve months. Currently, we have cash of $1,905 which is insufficient to allow us to meet our current commitments and to complete our plan of operation for the next twelve months. We are likely to need substantial additional financing in order to implement our long term business strategy and plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

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

Our total expenditures over the next twelve months are anticipated to be approximately $125,400, the majority of which is due to the development of our Solidaridad Property, general, legal, accounting and administrative expenses as a result of our becoming a reporting issuer under the Exchange Act.

Revenue

Initially, we anticipate revenue will be generated through the following channels:

Revenue Stream	Projected Fee	Estimated Expenses
Management Services for 9 Units	$10 per Unit per night	$600 per month for management consulting services(1)
Maintenance, Security and Gardening Services for 9 Units	$250 per Unit per month	$600 per month for maintenance/gardening services(2)
Septic and Water Services for 9 Units	$50 per Unit per month	$200 per year for sewer removal and water fees
Total per Month	-	$1,400
Total per Year	-	$14,600

(1)	Commencing on completion of the apartment units on the adjoining property.
(2)	We have engaged an independent contractor to provide property maintenance, gardening and security services to the Solidaridad Property at a rate of $600 per month.

In the event we do not generate sufficient revenues from our Solidaridad Property, we will not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and will require additional financing to pursue our stated plan of operation. We anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional expenditures. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until we generate revenues from our property development. We do not have any arrangements in place for any future equity financing.

LIQUIDITY AND CAPITAL RESOURCES

As of July 13, 2007 we had cash on hand of $1,905. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended November 30, 2006, that there is substantial doubt that we will be able to continue as a going concern.

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

1.	attract purchasers

2.	sell undeveloped rural land

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

A Legal Proceeding against Rancho was commenced at the Chilliwack Supreme Court in Canada with File number No. S17636 on March 9th, 2007. The Principal parties are John Randel, Paul Kucera, Michelle Chen, Timothy Owen Codling, Robert Matthews, and Bert Van Der Wolf as Defendants and Graham Alexander, Rancho Santa Monica Developments, Inc., Galan Ventures Ltd., Monica Galan Rios, also known as Monica Galan Alexander as Defendants by way of CounterClaim. The Defendants claim breach of Contract for the conveyance of condo units on the adjoining property of the Solidaridad Property and the relief sought that two properties in Canada, namely Lot 14 and Lot 12 with legal descriptions of Section 24 Township 26 New Westminster District Plan BCP 23801, which was transferred by Bert Van Der Wolf from 674964 BC Ltd., A Canadian land development company controlled by Graham Alexander, should be declared the properties of the Defendant or a judgement against the Defendants for $350,000. The net market value at the time of conveyance was $360,000 canadian dollars. On January 31st, 2007, 674964 BC Ltd. Filed a Certificate of Pending Litigation against the properties and have since been reversed and returned by the Defendants to 674964 BC Ltd. without court order.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	2004 Stock Option Plan.(1)

10.2	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)

10.3	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)

10.4	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)

10.5	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)

10.6	Purchase Agreement dated for reference November 29, 2004 between Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)

10.7	Promissory Note dated November 29, 2004 Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on January 29, 2005, as amended.

REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date: July 14th, 2007	By:	“Graham G. Alexander”
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)