Form 10QSB
period 2007-08-31
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2007-10-15
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 11th, 2007, the Issuer had 7,791,542 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31st, 2007 are not necessarily indicative of the results that can be expected for the year ending November 30, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Rancho” mean Rancho Santa Monica Developments Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

RANCHO SANTA MONICA DEVELOPMENTS INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2007
(Unaudited)

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
 PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

Rancho Santa Monica Developments Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have reviewed the accompanying balance sheet of Rancho Santa Monica Developments Inc. (A Development Stage Company). as of August 31, 2007, and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Rancho Santa Monica Developments Inc. (A Development Stage Company).

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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
September 18, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

RANCHO SANTA MONICA DEVELOPMENTS INC.

BALANCE SHEETS

	August 31,	NOVEMBER 30
	2007	2006
ASSETS	(Unaudited)
Current Assets
Cash	$590	$8,761
Total Current Assets	590	8,761

Property and Equipment, net	289,448	164,917

Total Assets	$290,038	$173,678

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$25,483	$23,496
Due to related parties	118,385	14,000
Total Current Liabilities	143,868	37,496

Note Payable	50,000	50,000
	193,868	87,496
STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.0001 per share
100,000,000 preferred shares with a par value of $0.0001 per share
Issued:
7,791,542 and 7,751,999 common shares, respectively	7,791	7,751
Additional paid-in capital	213,453	139,510
Additional paid-in capital (Canadian funds)
Currency Translation Adjustment	(4,835)	(4,456)
Subscriptions Receivable	-	68,043

Accumulated Deficit	(120,239)	(124,666)
	96,170	86,182

Total Liabilities and Stockholders’ Equity	$290,038	$173,678

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	August 31	August 31	August 31	August 31
	2007	2006	2007	2006

REVENUE	$33,111	$-	$41,211	$-

EXPENSES

Depreciation Expense	1,820	-	1,820	-
General and Administrative	18,435	1,340	29,726	9,511
Interest on long-term debt	1,500	1,500	1,500	4,000
Professional fees	488	750	3,738	8,300
	22,243	3,590	36,784	21,811
NET INCOME (LOSS)	$10,868	$(3,590)	$4,427	$(21,811)

Basic and Diluted Loss per Share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Average Number of Shares
Outstanding	7,791,542	7,723,499	7,791,542	7,723,499

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine	Nine
	Months	Months
	Ended	Ended
	August 31	August 31
	2007	2006

Cash Flows From Operating Activities

Net Income (Loss)	$4,427	$(21,811)
Depreciation expense	1,820	-
Adjustments to Reconcile Loss to Net Cash Used by Operating Activities

Changes in Accounts payable and accrued liabilities	1,987	11,031
Changes in amounts due to related parties	104,385	1,200
	112,619	(9,580)

Cash Flows from Investing Activities
Capital Improvements	(126,351)	(54,500)
	(126,351)	(54,500)

Cash Flows from Financing Activities
Proceeds of share capital	5,940	101,318

Increase (Decrease) in Cash	(7,792)	37,238
Translation Adjustment	(379)	5,192

Cash, Beginning of Period	8,761	4,275

Cash, End of Period	$590	$46,705

Non Cash Financing Activities

Note Payable Issued for Property	$-	$-

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS LTD.
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

1.    BASIS OF PRESENTATION

The unaudited financial statements as of August 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

The Company is depreciating the property over the expected life of 40 years using the straight line method.

3.    NOTE PAYABLE

Note Payable is comprised of a $50,000 unsecured promissory note, bearing interest at 12% per annum and payable in full on November 29, 2006. This note has not been paid yet to Monica Galan Rios, the vendor of the property.

4.    RELATED PARTIES TRANSACTIONS

During the nine month period ended August 31, 2007, pursuant to written agreements, the Company paid Directors and Officers a total of $1,200 for management services. Cumulatively to that date, management fees paid to Directors and Officers totals $23,000. The amount $14,000 remains unpaid. In addition, personal funds of Graham Alexander and Monica Galan Rios were used to make capital improvements for the Solidaridad Property for the sum of $120,451. $16,066 was repaid during the nine months ended August 31, 2007.

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

Recent Corporate Developments

We experienced the following significant developments since our quarter ending August 31st, 2007:

Our operations of our Solidaridad Property earned revenue of $33,111 and net income of $10,868 for the quarter.

We have also identified several candidates for development in the Puerta Vallarta area of Mexico as our second development property, Our vice president, Trevor Barr, is conducting an extensive review of these properties.

Our President, Graham Alexander, is reviewing development candidates for Rancho in Vancouver, Canada.

Hurricane Dean made landing in Tulum, Mexico on August 23th, 2007 causing damage and major debris cleanup for the Solidaridad Property.

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

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:

MILESTONES AND OBJECTIVES	ANTICIPATED COST	TIME FRAME
PHASE I - MANAGEMENT OF SOLIDARIDAD PROPERTY - Obtain all necessary regulatory approvals for operations - Service property gardening, cleaning, receiption	$7,200	3 Months
PHASE II - AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN CANADA OR UNITED STATES - Visit areas in Canada and the United States reviewing real estate development opportunities - Negotiate purchase of lands - Cash deposit required to secure potential land parcels	$50,000	3 Months
PHASE III - AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN MEXICO - Visit other resort areas in Mexico to review real estate development opportunities - Negotiate purchase of lands - Cash deposit required to secure potential land parcels	$50,000	12 Months
TOTAL	$107,200	-

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

LIQUIDITY AND CAPITAL RESOURCES

As of October 11th, 2007 we had cash on hand of $590. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We are currently under operations for our Solidaridad Property.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this quarterly report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at August 31st, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended August 31st, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date:	October 11th, 2007	By:	“Graham G. Alexander”
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)