Form 10KSB
period 2007-11-30
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2008-02-27
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended November 30, 2007

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

State issuer’s revenues for its most recent fiscal year: $55,961.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $10,155,598 based on a price of $1.30 per share, being the average sale price of the Company’s common stock for the last 60 days.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 26th, 2008, the Issuer had 7,866,999 Shares of Common Stock outstanding.

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

We have earned revenues to date for the sum of $55,961. Our strategy is to acquire, manage, and develop income-producing real property in Mexico. We plan to earn revenues from management services, including reception, greeting, and general bookkeeping services, provided to the apartment units being constructed on the land adjacent to the Solidaridad Property and the operation of certain facilities on the Solidaridad Property. We are presently in the development stage of our business and we can provide no assurance that we the revenues from management services generated will exceed our operating costs. Since our inception, we have used our common stock to raise money for asset acquisitions, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

The Solidaridad property has been developed and we commenced operations as of February 25th, 2007.

Recent Corporate Developments

We experienced the following significant developments since November 30, 2006:

1.	We completed the development of the Solidaridad property and we commenced operations on February 25th, 2007.
2.	We have identified several candidates for development in the Puerto Vallarta area. We have yet to enter into any agreements with the owners to purchase or to develop these properties.

3.	We have identified a candidate for development in Vancouver Canada and are currently reviewing the feasibility of the development property as a Hotel.
4.	We achieved revenues for the year from Operations of or Solidaridad Property of $55,961.

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

Revenue Model

Our strategy is to acquire, manage, and develop income-producing real property in Mexico. We are also presently reviewing candidates for development in Canada. We have earned revenues to date for the sum of $55,961. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period ended November 30, 2007. We earn revenues from management services, including reception, greeting, and general bookkeeping services, provided to the apartment units being constructed on the land adjacent to the Solidaridad Property and the operation of certain facilities on the Solidaridad Property.

A total of eleven apartments units are currently completed on the portion of the property not purchased. Once all the final testing and furniture has been installed in the apartment units, the Company plans enter into an agreement to charge maintenance and management fees of $250 per unit every month, and service fees of $50 per unit every month to the apartment owners.

Facilities on the Solidaridad Property

The Solidaridad Property has been completed. Additions include an 18 foot by 35 foot swimming pool, a 25 jet Jacuzzi, a bar and restaurant area, a full outdoor theatre/performance area, a reception area, 2 John Deere sound acoustic engines with WEC generators, a three phase electric system to the building, a new storage facility, a living quarters for the workers and security people, an 18,000 litre water reservoir, a barbeque area, a connecting walkway to the adjoining spa, paved parking, and a white cement walkway from the roadway to the building.

Marketing Strategy

Our business plan is to continue to develop, maintain and manage our Solidaridad Property. We plan to acquire additional properties for development in Canada and Mexico. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate sufficient revenues to exceed our operating expenses. We currently have no employees. We conduct our business largely through agreements with consultants and independent contractors.

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

Although we primarily rely on occupancy of the apartment units on the adjoining property for revenues, competition from neighbouring hotel properties such as the Tita Tulum Hotel, Ana Y Jose Hotel, Los Lirios Hotel, and the Esmeralda Hotel, may adversely affect the occupancy level of the apartment units on the adjoining property which may result in reduced rental revenue from our management services and rental of cabanas. Also, the presence of competing real estate development companies in Mexico may impact on our ability to raise additional capital in order to fund our property acquisitions or property developments in Mexico if investors are of the view that investments in competitors are more attractive. Competition could also reduce the availability of properties of merit or increase the cost of acquiring the properties.

Competition in the industry is based primarily on the level of service, quality of accommodations and amenities, convenience of the units and rental rates. We intend to compete with neighbouring hotels by providing superior service, quality of accommodations and amenities and convenience. We believe that due to our size and location we can offer greater privacy to guests. Should we be unable to provide service, quality of accommodations and convenience at an attractive rate, we may not be able to compete effectively.

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

A Legal Proceeding against Rancho was commenced at the Chilliwack Supreme Court in Canada with File number No. S17636 on March 9th, 2007. The Principal parties are John Randel, Paul Kucera, Michelle Chen, Timothy Owen Codling, Robert Matthews, and Bert Van Der Wolf as Defendants and Graham Alexander, Rancho, Galan Ventures Ltd., Monica Galan Rios, also known as Monica Galan Alexander as Defendants by way of CounterClaim. The Defendants claim breach of Contract for the conveyance of condo units on the adjoining property of the Solidaridad Property. The relief sought are two properties with a market value of $360,000, in an unrelated development company with a legal name of 674964 BC Ltd . and controlled by the President of Rancho, should be declared the properties of the Defendant or a judgement against the Defendants for $350,000. In or around June of 2007, the properties and have since been returned by the defendants to 674964 BC Ltd. voluntarily without court order. There are currently no motions or hearing dates set for this proceeding.

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

Market Information

Our shares commenced trading on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol RSDV on December 13, 2005. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTCBB were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2006	$0.00	$0.00
2nd Quarter 2006	$0.00	$0.00
3rd Quarter 2006	$1.00	$1.03
4th Quarter 2006	$1.95	$0.85
1st Quarter 2007	$1.10	$0.80
2nd Quarter 2007	$1.50	$0.30
3rd Quarter 2007	$1.20	$1.00
4th Quarter 2007	$1.00	$0.60

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of February 26TH , 2008, we had 67 active shareholders of record.

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

Recent Sales of Unregistered Securities

During the current fiscal year, we completed sales of securities that were not registered pursuant to the Securities Act:

Date and Share Price	Number of Shares	Total Funds Received
February 6[t]h, 2007 $1.00 per share	28,500	28,500
February 13th, 2007 $1.00 per share	70,000	70,000

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our plan of operation is to acquire, manage, and develop income-producing real property in Mexico. We have earned $55,961 in revenues to date. We commenced operation on February 25th, 2007.

Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period ended November 30, 2007. We plan to earn revenues from management services, including reception, greeting, and general bookkeeping services, provided to the apartment units being constructed on the land adjacent to the Solidaridad Property and the operation of certain facilities on the Solidaridad Property.

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

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:
MILESTONES AND OBJECTIVES	ANTICIPATED COST	TIME FRAME

PHASE I – FIND NEW REVENUE GENERATING STREAMS FROM THE SOLIDARIDAD PROPERTY - develop new website for weddings in tulum	$5,000	1 Month

PHASE II – AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN CANADA OR UNITED STATES - Visit areas in Canada and the United States reviewing real estate development opportunities - Negotiate purchase of lands - Cash deposit required to secure potential land parcels	$50,000	3 Months

PHASE III – AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN MEXICO - Visit other resort areas in Mexico to review real estate development opportunities - Negotiate purchase of lands - Cash deposit required to secure potential land parcels	$50,000	12 Months
TOTAL	$105,000	-

We anticipate spending approximately $105,000 in pursuing our plan over the next twelve months. Currently, we have cash of $20,761, which is insufficient to allow us to meet our current commitments and to complete our plan of operation for the next twelve months. In addition, we do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We are likely to need substantial additional financing in order to implement our long term business strategy and plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

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

We have cash of $30,761 as of the date of this annual report. Our total expenditures over the next twelve months are anticipated to be approximately $105,000, the majority of which is due to obtaining new properties in Canada or Mexico.

RESULTS OF OPERATIONS

We have earned revenues of $55,961 for the year ending November 30th, 2007. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from the development and management of our Solidaridad Property or that the revenues generated will exceed the operating costs of our business.

Summary

	Year Ended November 30, 2007	Year Ended November 30, 2006	Percentage Increase / (Decrease)
Revenue	$55,961	-	N/A
General and Administrative Expenses	$54,493	$24,317	124%
Net Loss	$1,198	$(24,317)	124%

Revenue

We provide maintenance services and septic/water services to tenants of the adjoining property:

REVENUE STREAM	PROJECTED FEE	ESTIMATED EXPENSES
Management Services for 9 Units	$10 per Unit per night (based on 50% occupancy)	$600 per month for management consulting services
Maintenance, Security and Gardening Services for 9 Units	$250 per Unit per month	$600 per month for maintenance/gardening services(2)
Septic and Water Services for 9 Units	$50 per Unit per month	$200 per year for sewer removal and water fees
Total per Month	$4,050	$1,400
Total per Year	$48,600	$14,600

In the event we do not generate sufficient revenues from our Solidaridad Property, we will not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and will require additional financing to pursue our stated plan of operation. We anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional expenditures. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until we generate sufficient revenues from our property development. We do not have any arrangements in place for any future equity financing.

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

Development Stage Company

Rancho is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. Rancho is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Rancho’s development stage activities.

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

Because Our President, Mr. Graham Alexander, Owns both directly and indirectly 84% Of Our Outstanding Common Stock, Investors May Find That Corporate Decisions Influenced By Mr. Alexander Are Inconsistent With The Best Interests Of Other Stockholders.

Mr. Graham Alexander, our president, chief financial officer, chief executive officer, secretary and treasurer, controls 84% of our issued and outstanding shares of common stock. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. Alexander is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. Alexander may not be, at all times, the same as that of other shareholders. Since Mr. Alexander is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Alexander exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Alexander will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Rancho with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Alexander may also have the effect of delaying, deferring or preventing a change in control of Rancho which may be disadvantageous to minority shareholders.

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

ITEM 7.	FINANCIAL STATEMENTS.

Index to Financial Statements:		Page

Audited financial statements as of November 30, 2007, including:

1.	Report of Independent Registered Accounting Firm;	F-2

2.	Consolidated Balance Sheets as of November 30, 2007 and 2006;	F-3

3.	Consolidated Statements of Operations for the year ended November 30, 2007 and for the period from May 28, 2005 (date of inception) to November 30, 2007;	F-4

4.	Statement of Stockholders’ Equity (Deficiency) from May 28, 2004 (date of inception) to November 30, 2007;	F-5

5.	Statements of Cash Flows for the year ended November 30, 2007 and for the period from May 28, 2004 (date of inception) to November 30, 2007; and	F-6

6.	Notes to the Financial Statements.	F-7

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rancho Santa Monica Developments Inc.

We have audited the accompanying balance sheets of Rancho Santa Monica Developments Inc. as of November 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended November 30, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rancho Santa Monica Developments Inc. as of November 30, 2007 and 2006 and the results of its operations and its cash flows for the years ended November 30, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, since inception the Company has incurred losses and net cash outflows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 19, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Balance Sheets

	November 30,	November 30,
	2007	2006
ASSETS

CURRENT ASSETS

Cash	$493	$8,761

Total Current Assets	493	8,761

PROPERTY AND EQUIPMENT, NET	304,108	176,897

TOTAL ASSETS	$304,601	$185,658

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$29,996	$23,996
Due to related parties	152,288	14,000
Stock subscription payable	-	68,043
Notes payable	50,000	50,000

Total Current Liabilities	232,284	156,039

NOTES PAYABLE	-	-

STOCKHOLDERS' EQUITY

Preferred stock; 100,000,000 shares authorized at $0.0001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized at $0.0001 par value, 7,793,499 and 7,751,999 shares issued and outstanding, respectively	7,793	7,751
Additional paid-in capital	177,912	136,454
Currency translation adjustment	(4,835)	(1,400)
Accumulated deficit	(108,553)	(113,186)

Total Stockholders' Equity	72,317	29,619

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$304,601	$185,658

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Operations

	For the Years Ended
	November 30,
	2007	2006	2005

REVENUES	$55,691	$-	$-

OPERATING EXPENSES

General and administrative	42,180	8,567	19,045
Professional fees	3,738	10,250	35,217
Depreciation expense	3,640	-	-

Total Operating Expenses	49,558	18,817	54,262

INCOME (LOSS) FROM OPERATIONS	6,133	(18,817)	(54,262)

OTHER INCOME (EXPENSE)

Interest expense	(1,500)	-	-

Total Other Income (Expense)	(1,500)	-	-

NET INCOME (LOSS)	$4,633	$(18,817)	$(54,262)

CURRENCY TRANSLATION ADJUSTMENT	(3,435)	(1,400)	-

COMPREHENSIVE NET INCOME (LOSS)	$1,198	$(20,217)	$(54,262)

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,771,771	7,723,499	7,564,322

The accompanying notes are an integral part of these financial statements

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Stockholders' Equity

	Common Stock		Additional Paid-In	Stock Subscriptions	Currency Translation	Accumulated
	Shares	Amount	Capital	Receivable	Adjustment	Deficit	Total

Balance, November 30, 2004	7,564,332	$7,564	$103,366	$(3,000)	$-	$(40,107)	$67,823

Stock subscriptions received	-	-	-	3,000	-	-	3,000

Net loss from inception through November 30, 2005	-	-	-	-	-	(54,262)	(54,262)

Balance, November 30, 2005	7,564,332	7,564	103,366	-	-	(94,369)	16,561

Shares issued for cash at $0.03 per share	159,167	159	4,616	-	-	-	4,775

Shares issued for cash at $1.00 per share	28,500	28	28,472	-	-	-	28,500

Net loss for the year ended November 30, 2006	-	-	-	-	(1,400)	(18,817)	(20,217)

Balance, November 30, 2006	7,751,999	7,751	136,454	-	(1,400)	(113,186)	29,619

Shares issued for cash at $1.00 per share	41,500	42	41,458	-	-	-	41,500

Net loss for the year ended November 30, 2007	-	-	-	-	(3,435)	4,633	1,198

Balance, November 30, 2007	7,793,499	$7,793	$177,912	$-	$(4,835)	$(108,553)	$72,317

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Cash Flows

	For the Years Ended
	November 30,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$4,633	$(18,817)	$(54,262)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,640	-	-
Currency translation adjustment	(3,435)	(1,400)	-
Changes in operating assets and liabilities:
Change in accounts payable	6,000	13,031	5,634
Changes in amounts due to related parties	138,288	1,200	12,800

Net Cash Used by
Operating Activities	149,126	(5,986)	(35,828)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(130,851)	(90,917)	(5,980)

Net Cash Used by
Investing Activities	(130,851)	(90,917)	(5,980)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock subscriptions payable	(68,043)	68,043	-
Proceeds from common stock issued	41,500	33,275	3,000

Net Cash Used by
Financing Activities	(26,543)	101,318	3,000

NET DECREASE IN CASH	(8,268)	4,415	(38,808)

CASH AT BEGINNING OF YEAR	8,761	4,346	43,154

CASH AT END OF YEAR	$493	$8,761	$4,346

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$5,500	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to Financial Statements
November 30, 2007 and 2006

1.	OPERATIONS

Organization

Rancho Santa Monica Developments Inc. was incorporated in the State of Nevada, U.S.A., on May 28, 2004. The Company owns and operates resort property in Mexico.

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Development Stage Company

Prior to commencing operations in 2007 the Company was a development stage company as defined in the Statements of Financial Accounting Standards No. 7.

b)	Property

Property consists of improvements to a resort in Mexico and is recorded at cost. Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.

c)	Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

d)	Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128 - “Earnings Per Share”. Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilative common stock outstanding during the period. As the Company generated net losses in each of the periods presented, the basic and diluted loss per share is the same as any exercise of options or warrants, would anti-dilutive. The Company had no common stock equivalents outstanding as of December 31, 2007 and 2006.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to Financial Statements
November 30, 2007 and 2006

e)	Stock Based Compensation

As of September 30, 2007 and December 31, 2006, the Company has not issued any share-based payments to its employees.The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

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

By an agreement, dated November 29, 2004, the Company acquired the right to possess and make use of a fraction of a property located in the State of Quinatana Roo, Mexico, for consideration of a $30,000 cash payment and a $50,000 unsecured promissory note. The Company will own title to the property upon completion of a legal survey by the Mexican Government.

Capital Improvements to the property include a 40 foot by 15 foot swimming pool, a spa area, paved parking area, generator platform, a bar area, outdoor washrooms, workers residence, paved walkway to apartment units, joint access to Coqui-Coqui Spa and eleven apartment units. Capital expenditures total $291,268 and are depreciated over the estimated useful life of 40 years using the straight-line method. The Company recorded depreciation expense of $3,640, $-0- and $-0- during the years ended November 30, 2007, 2006 and 2005, respectively.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to Financial Statements
November 30, 2007 and 2006

4.	NOTE PAYABLE

Note payable is comprised of a $50,000 unsecured promissory note, bearing interest at 12% per annum and payable in full on November 29, 2007. The note has not been paid as of the due date and no demand for payment has been made by the note holder. The Company has accrued $6,500 of interest payable as of November 30, 2007.

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

6.	INCOME TAX

A reconciliation of income tax expense to the amount computed at the statutory rate 39% is as follows as of December 31, 2007 and 2006:

Income (Loss) for the period	$4,633	$(18,817)
Statutory tax rate	39%	39%
Expected income tax provision	$1,807	$(7,339)
Unrecognized tax losses	(1,807)	7,339
	$-	$-

Significant components of deferred income tax assets are as follows:

Operating loss	$42,336	$44,143
Valuation allowance	(42,336)	(44,143)
	$-	$-

The Company has total losses since inception in the sum of $108,553 carry forward which will expire in 2027 if not utilized.

7.	RELATED PARTY TRANSACTIONS

The amount owing to Directors of the company is $152,288. There are no current agreements in place for further compensation other than the amount owing. The amount due is non interesting bearing, unsecured and due upon demand.

8.	EQUITY TRANSACTIONS

During the year ended November 30, 2006, the Company issued 159,167 shares of its common stock for cash at $0.03 per share. The Company also issued 28,500 shares of common stock for cash at $1.00 per share.

During the year ended November 30, 2007, the Company issued 41,500 shares of its common stock for cash at $1.00 per share.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to Financial Statements
November 30, 2007 and 2006

9.	IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007 , the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

 In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants or our auditors. Moore & Associates, Chartered of Las Vegas, Nevada has been our auditor since our fiscal year ending January 5, 2006.

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

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Name and Address	Age	Position

GRAHAM G. ALEXANDER 3104 Sunnyhurst Road North Vancouver, British Columbia Canada V7K 2G3	39	Director, President, Secretary and Treasurer, Chief Financial Officer and Chief Executive Officer

ANGELA MANETTA 7119 Halifax Street Burnaby, British Columbia Canada V5A 1M1	46	Vice-President

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:

Graham G. Alexander is our President, Secretary, Treasurer, Chief Financial Officer and Chief Executive Officer and our sole member of the board of directors and has served in those capacities since our inception. Mr. Alexander has a Bachelor of Applied Sciences in Electrical Engineering from the University of British Columbia since 1992. Mr. Alexander is a former Investment Advisor with Canaccord Capital Corporation and Global Securities Corporation, both Canadian brokerage firms. Mr. Alexander was born in Mexico and is fluent in Spanish.

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

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary ($)	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen- sation

Graham G. Alexander	Director, President, Secretary and Treasurer, Chief Financial Officer and Chief Executive Officer	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Angela Manetta	Vice-President	2007 2006	NIL Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Stock Option Grants

The following table sets forth information with respect to stock options granted to each of our directors and officers during our most recent fiscal year ended November 30, 2007:

OPTION / SAR GRANTS IN LAST FISCAL YEAR
INDIVIDUAL GRANTS

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date

Graham G. Alexander Chief Financial Officer and Chief Executive Officer, President, Secretary, Treasurer, Director	NIL	N/A	N/A	N/A

Angela Manetta Vice-President	NIL	NIL	NIL	N/A

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended November 30, 2005:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FISCAL YEAR
FISCAL YEAR-END OPTION/SAR VALUES

Name	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The- Money Options/SARs at Financial Year-End ($) exercisable / unexercisable

Graham G. Alexander Chief Financial Officer and Chief Executive Officer, President, Secretary, Treasurer, Director	Nil	N/A	N/A	N/A

Angela Manetta Vice-President	Nil	N/A	NIL	NIL

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)

Directors and Officers

Common Stock	Graham G. Alexander President, Secretary, Treasurer, Chief Financial Officer and Chief Executive Officer, Director 3104 Sunnyhurst Road North Vancouver, BC, Canada V7K 2G3	6,637,480 Direct and Indirect	84.3%

Common Stock	Angela Manetta Vice President 7119 Halifax Street Burnaby, BC, Canada V5A 1M1	43,280 Direct and Indirect(2)	0.5%

Common Stock	All Officers and Directors as a Group (2 persons)	6,680,760	84.8%

Holders of More than 5% of Our Common Stock

Common Stock	Graham G. Alexander President, Secretary, Treasurer, Chief Financial Officer and Chief Executive Officer, Director 3104 Sunnyhurst Road North Vancouver, BC, Canada V7K 2G3	6,637,480 Direct	84.3%

Notes

(1)
Applicable percentage of ownership is based on 7,866,999 shares of common stock issued and outstanding as of February 7th, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of February 26th, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 26th, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Consists of 43,280 shares of our common stock held by Ms. Manetta.

Changes in Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

	Year Ended November 30, 2007	Year Ended November 30, 2006
Audit Fees	$2,500	$2,500
Audit Related Fees	$2,500	$2,500
Tax Fees	NIL	NIL
All Other Fees	$2,250	$2,250
Total	$7,250	$7,250

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date:	February 27th, 2008	By:	/s/ Graham Alexander
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27th, 2008	By:	/s/ Graham Alexander
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)