Form 10QSB
period 2008-02-29
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2008-03-14
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 29th, 2008

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 14th, 2008, the Issuer had 7,866,999 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 29th, 2008 are not necessarily indicative of the results that can be expected for the year ending November 30, 2007.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Rancho” mean Rancho Santa Monica Developments Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

RANCHO SANTA MONICA DEVELOPMENTS, INC.

FINANCIAL STATEMENTS

February 29, 2008 and November 30, 2007

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Balance Sheets

	February 29,	November 30,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$34,363	$493

Total Current Assets	34,363	493

PROPERTY AND EQUIPMENT, NET	301,978	304,108

TOTAL ASSETS	$336,341	$304,601

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$9,000	$29,996
Due to related parties	141,784	118,788
Notes payable	50,000	50,000

Total Current Liabilities	200,784	198,784

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock; 100,000,000 shares authorized at $0.0001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized at $0.0001 par value, 7,866,999 and 7,816,999 shares issued and outstanding, respectively	7,867	7,817
Additional paid-in capital	252,338	211,388
Currency translation adjustment	(4,835)	(4,835)
Accumulated deficit	(119,813)	(108,553)

Total Stockholders' Equity	135,557	105,817

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$336,341	$304,601

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended February 29, 2008	For the Three Months Ended February 28, 2007

REVENUES	$13,736	$-

OPERATING EXPENSES

General and administrative	16,442	7,091
Professional fees	4,924	2,500
Depreciation expense	2,130	-

Total Operating Expenses	23,496	9,591

INCOME (LOSS) FROM OPERATIONS	(9,760)	(9,591)

OTHER INCOME (EXPENSE)

Interest expense	(1,500)	(1,500)

Total Other Income (Expense)	(1,500)	(1,500)

NET INCOME (LOSS)	$(11,260)	$(11,091)

CURRENCY TRANSLATION ADJUSTMENT	-	(1,180)

COMPREHENSIVE NET INCOME (LOSS)	$(11,260)	$(12,271)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,866,999	7,791,542

The accompanying notes are an integral part of these financial statements

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In	Stock Subscriptions	Currency Translation	Accumulated
	Shares	Amount	Capital	Receivable	Adjustment	Deficit	Total

Balance, November 30, 2006	7,751,999	$7,752	$136,453	$-	$(1,400)	$(113,186)	$29,619

Common stock cancelled	(10,000)	(10)	10	-	-	-	-

Shares issued for cash at $1.00 per share	75,000	75	74,925	-	-	-	75,000

Net income for the year ended November 30, 2007	-	-	-	-	(3,435)	4,633	1,198

Balance, November 30, 2007	7,816,999	7,817	211,388	-	(4,835)	(108,553)	105,817

Shares issued for cash at $0.82 per share	50,000	50	40,950	-	-	-	41,000

Net lossfor the period ended February 29, 2008	-	-	-	-	-	(11,260)	(11,260)

Balance, February 29, 2008	7,866,999	$7,867	$252,338	$-	$(4,835)	$(119,813)	$135,557

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended February 29, 2008	For the Three Months Ended February 28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(11,260)	$(12,271)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,130	-
Currency translation adjustment	-	1,078
Changes in operating assets and liabilities:
Change in due to related parties	-	8,402
Changes in accounts payable and accrued expenses	2,000	-

Net Cash Used by Operating Activities	(7,130)	(2,791)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM
FINANCING ACTIVITIES

Proceeds from notes payable	-	-
Proceeds from common stock issued	41,000	-

Net Cash Provided by Financing Activities	41,000	-

NET DECREASE IN CASH	33,870	(2,791)

CASH AT BEGINNING OF PERIOD	493	8,761

CASH AT END OF YEAR	$34,363	$5,970

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$1,500
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICE DEVELOPMENTS, INC.
Notes to the Condensed Financial Statements
February 29, 2008 and November 30, 2007

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2007 audited financial statements. The results of operations for the periods ended February 29, 2008 and February 28, 2007 are not necessarily indicative of the operating results for the full years.

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

Recent Corporate Developments

We experienced the following significant developments since February 29th, 2008:

1.	We have identified a candidate for development in Vancouver Canada and are currently reviewing the feasibility of the development property as a Hotel.

2.	We achieved revenues of $13,736 for the year from Operations of or Solidaridad Property.

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

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:

MILESTONES AND OBJECTIVES	ANTICIPATED COST	TIME FRAME

PHASE I - FIND NEW REVENUE GENERATING STREAMS FROM THE SOLIDARIDAD PROPERTY - Creating a newwebsite for weddings in Tulum	$5,000	3 Months

PHASE II - AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN CANADA OR UNITED STATES - Visit areas in Canada and the United States reviewing real estate development opportunities - Negotiate purchase of lands - Cash deposit required to secure potential land parcels	$50,000	3 Months

PHASE III - AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN MEXICO - Visit other resort areas in Mexico to review real estate development opportunities - Negotiate purchase of lands - Cash deposit required to secure potential land parcels	$50,000	12 Months
TOTAL	$105,000	-

We anticipate spending approximately $105,000 in pursuing our plan of operation and to pursue other development properties in Mexico over the next twelve months. Currently, we have cash of $34,506 which is insufficient to allow us to meet our current commitments and to complete our plan of operation for the next twelve months. We are likely to need substantial additional financing in order to implement our long term business strategy and plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

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

Revenue

Initially, we anticipate revenue will be generated through the following channels:

Revenue Stream	Projected Fee	Estimated Expenses

Management Services for 9 Units	$10 per Unit per night (based on 50% occupancy)	$600 per month for management consulting services

Maintenance, Security and Gardening Services for 9 Units	$250 per Unit per month	$600 per month for maintenance/gardening services

Septic and Water Services for 9 Units	$50 per Unit per month	$200 per year for sewer removal and water fees

Total per Month	$4,050	$1,400

(1)	We have engaged an independent contractor to provide property maintenance, gardening and security services to the Solidaridad Property at a rate of $600 per month.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 14th, 2008 we had cash on hand of $34,506. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We are currently under operations for our Solidaridad Property.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this quarterly report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 29th, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended February 29th, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Because Our President, Mr. Graham Alexander, Owns 84% Of Our Outstanding Common Stock, Investors May Find That Corporate Decisions Influenced By Mr. Alexander Are Inconsistent With The Best Interests Of Other Stockholders.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued during this quarter 50,000 shares at a price of $0.82usd per share for total proceeds of $40,950 to the company.

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

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date: March 14th, 2008	By:	/s/ Graham G. Alexander
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer (Principal Executive Officer and Principal Accounting Officer)