Form 10KSB/A
period 2006-11-30
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2008-03-28
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
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

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:

MILESTONES AND OBJECTIVES	ANTICIPATED COST	TIME FRAME
PHASE I – ENTER INTO RENTAL/MAINTANENCE AGREEMENT WITH APARTMENT OWNERS	$2,000	1-2 Months
- enter into written rental agreement
- negotiate commission structure for rental of units

PHASE II – MANAGEMENT OF SOLIDARIDAD PROPERTY and COMMENCE OPERATIONS	$1,000	1 Months
- Hire and train consultants for provision of maintenance, security and management services.

PHASE III – SEEK AND CONDUCT DUE DILLIGENCE IN AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN MEXICO	$25,000	12 Months
- Visit other resort areas in Mexico to review real estate development opportunities
- Negotiate purchase of lands
- Cash deposit required to secure potential land parcels
TOTAL	$28,000	-

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

Summary

	Year Ended November 30, 2006	Year Ended November 30, 2005	Percentage Increase / (Decrease)
Revenue	-	-	N/A
General and Administrative Expenses	$18,817	$54,262	(65%)
Net Loss	$(18,817)	$(54,262)	65%

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

General and Administrative Expenses

Our general and administrative expenses for the periods ended November 30, 2006 and November 30, 2005 consisted of the following:

	November 30, 2006	November 30, 2006	Percentage Increase / (Decrease)

Consulting Fees	$1,200	$14,600	(91)%
General and Administrative	$8,567	$4,445	43%
Professional Fees	$9,050	$35,217	(74)%
Total General and Administrative Expenses	$18,817	$54,262	(65)%

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At November 30, 2006	At November 30, 2005	Percentage Increase / (Decrease)
Current Assets	$8,761	$4,346	101%
Current Liabilities	$156,039	$73,765	111%
Working Capital (Deficit)	$(147,278)	($69,419)	(112)%

Cash Flows

	Year Ended November 30, 2006	Period from Inception (May 28, 2004) to November 30, 2006
Cash Flows Used In Operating Activities	$(5,986)	$(76,590)
Cash Flows Used In Investing Activities	$(90,917)	$(126,897)
Cash Flows Provided By Financing Activities	$101,318	$212,248
Net Increase (Decrease) In Cash During Period	$4,515	$8,761

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

We have incurred a net loss of $114,586 for the period from May 28, 2004 (inception) to November 30, 2006, and have no revenues to date. Our future is dependent upon successful completion of our development program and obtaining adequate financing to fulfill our development activities. The following factors raise substantial doubt that we will be able to continue as a going concern:

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

ITEM 7.  FINANCIAL STATEMENTS.

Page
Index to Financial Statements:

Audited financial statements as of November 30, 2006, including:

1.	Report of Independent Registered Accounting Firm;	F-2

2.	Consolidated Balance Sheets as of November 30, 2006 and 2005;	F-3

3.	Consolidated Statements of Operations for the year ended November 30, 2006 and for the period from May, 2004 (date of inception) to November 30, 2005;	F-4

4.	Statement of Stockholders’ Equity (Deficiency) from May 28, 2004 (date of inception) to November 30, 2006;	F-5

5.	Statements of Cash Flows for the year ended November 30, 2006 and for the period from May 2004 (date of inception) to November 30, 2005; and	F-6

6.	Notes to the Financial Statements.	F-7

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rancho Santa Monica Developments, Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying restated balance sheet of Rancho Santa Monica Developments, Inc. (A Development Stage Company) as of November 30, 2006 and 2005, and the related restated statements of operations, stockholders’ equity and cash flows for the periods from inception on May 28, 2004 through November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of Rancho Santa Monica Developments, Inc. (A Development Stage Company) as of November 30, 2006 and 2005 and the restated results of its operations and its cash flows for the periods from inception on May 28, 2004 through November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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
February 22, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Balance Sheets
(A Development Stage Company)
(Restated)

	November 30,	November 30,
	2006	2005
ASSETS
CURRENT ASSETS

Cash	$8,761	$4,346

Total Current Assets	8,761	4,346

PROPERTY AND EQUIPMENT, NET	176,897	85,980

TOTAL ASSETS	$185,658	$90,326

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$23,996	$10,965
Due to related parties	14,000	12,800
Stock subscription payable	68,043	-
Notes payable	50,000	50,000

Total Current Liabilities	156,039	73,765

NOTES PAYABLE	-	-

STOCKHOLDERS' EQUITY

Preferred stock; 100,000,000 shares authorized at $0.0001 par value, no shares issued or outstanding Common stock; 100,000,000 shares authorized at $0.0001 par value, 7,751,999 and 7,564,332 shares issued and outstanding, respectively
	- 7,751	- 7,564
Additional paid-in capital	136,454	103,366
Currency translation adjustment	(1,400)	-
Accumulated deficit	(113,186)	(94,369)

Total Stockholders' Equity	29,619	16,561

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$185,658	$90,326

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Operations
(A Development Stage Company)
(Restated)

			Inception
			May 28, 2004
	For the Years Ended		Through
	November 30,		November 30,
	2006	2005	2006

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	8,567	4,445	14,811
Professional fees	9,050	35,217	75,375
Consulting fees	1,200	14,600	23,000

Total Operating Expenses	18,817	54,262	113,186

INCOME (LOSS) FROM OPERATIONS	(18,817)	(54,262)	(113,186)

OTHER INCOME (EXPENSE)

Interest expense	-	-	-

Total Other Income (Expense)	-	-	-

NET INCOME (LOSS)	$(18,817)	$(54,262)	$(113,186)

CURRENCY TRANSLATION ADJUSTMENT	(1,400)	-	(1,400)

COMPREHENSIVE NET INCOME (LOSS)	$(20,217)	$(54,262)	$(114,586)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,723,499	7,564,322

The accompanying notes are an integral part of these financial statements

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Stockholders' Equity
(A Development Stage Company)
(Restated)

			Additional	Stock	Other
	Common Stock		Paid-In	Subscription	Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Income	Deficit	Total
Shares issued for cash at $0.001 per share	4,000,000	$4,000	$-	$-	$-	$-	$4,000

Shares issued for cash at $0.03 per share	3,564,332	3,564	103,366	(3,000)	-	-	103,930

Net loss from inception through November 30, 2004	-	-	-	-	-	(40,107)	(40,107)

Balance, November 30, 2004	7,564,332	7,564	103,366	(3,000)	-	(40,107)	67,823

Stock subscriptions received	-	-	-	3,000	-	-	3,000

Net loss for the year ended November 30, 2005	-	-	-	-	-	(54,262)	(54,262)

Balance, November 30, 2005	7,564,332	7,564	103,366	-	-	(94,369)	16,561

Shares issued for cash At $0.03 per share	159,167	159	4,616	-	-	-	4,775

Shares issued for cash at $1.00 per share	28,500	28	28,472	-	-	-	28,500

Net loss for the year ended November 30, 2006	-	-	-	-	(1,400)	(18,817)	(20,217)

Balance, November 30, 2006	7,751,999	$7,751	$136,454	$-	$(1,400)	$(113,186)	$29,619

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Cash Flows
(A Development Stage Company)
(Restated)

			Inception
			May 28, 2004
	For the Years Ended		Through
	November 30,		November 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(18,817)	$(54,262)	$(113,186)
Adjustments to reconcile net loss to net cash used by operating activities: Currency translation adjustment	(1,400)	-	(1,400)
Changes in operating assets and liabilities:
Change in accounts payable	13,031	5,634	23,996
Changes in amounts due to related parties	1,200	12,800	14,000

Net Cash Used by
Operating Activities	(5,986)	(35,828)	(76,590)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(90,917)	(5,980)	(126,897)

Net Cash Used by
Investing Activities	(90,917)	(5,980)	(126,897)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock subscriptions received	68,043	-	68,043
Proceeds from common stock issued	33,275	3,000	144,205

Net Cash Used by
Financing Activities	101,318	3,000	212,248

NET DECREASE IN CASH	4,415	(38,808)	8,761

CASH AT BEGINNING OF PERIOD	4,346	43,154	-

CASH AT END OF PERIOD	$8,761	$4,346	$8,761

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Note payable for property and equipment	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to Financial Statements
November 30, 2006 and 2005

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

The Company has no revenues as of December 31, 2006 and is classified as a development stage company as defined in the Statements of Financial Accounting Standards No. 7.

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

The Company computes loss per share in accordance with SFAS No. 128 - “Earnings Per Share”. Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilative common stock outstanding during the period. As the Company generated net losses in each of the periods presented, the basic and diluted loss per share is the same as any exercise of options or warrants, would anti-dilutive. The Company had no common stock equivalents outstanding as of December 31, 2006 and 2005.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to Financial Statements
November 30, 2006 and 2005

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

The Company’s functional currency is the Mexican Peso and the company’s reporting currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

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

Capital Improvements to the property include a 40 foot by 15 foot swimming pool, a spa area, paved parking area, generator platform, a bar area, outdoor washrooms, workers residence, paved walkway to apartment units, joint access to Coqui-Coqui Spa and eleven apartment units. Capital expenditures total $176,897 and will be depreciated over the estimated useful life of 40 years using the straight-line method. The Company recorded depreciation expense of $-0- and $-0- during the years ended November 30, 2006 and 2005, respectively.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to Financial Statements
November 30, 2006 and 2005

4.	NOTE PAYABLE

Note payable is comprised of a $50,000 unsecured promissory note, bearing interest at 12% per annum and payable in full on November 29, 2006. The note has not been paid as of the due date and no demand for payment has been made by the note holder. The Company has accrued $6,000 of interest payable as of November 30, 2006.

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

6.	INCOME TAX

A reconciliation of income tax expense to the amount computed at the statutory rate 39% is as follows as of December 31, 2006 and 2005:

Income (Loss) for the period	$(18,817)	$(54,262)
Statutory tax rate	39%	39%
Expected income tax provision	$(7,339)	$(21,162)
Unrecognized tax losses	7,339	21,162
	$-	$-

Significant components of deferred income tax assets are as follows:

Operating loss	$44,143	$36,804
Valuation allowance	(44,143)	(36,804)
	$-	$-

The Company has total losses since inception in the sum of $113,186 carry forward which will expire in 2026 if not utilized.

7.	RELATED PARTY TRANSACTIONS

The amount owing to Directors of the company is $14,000. There are no current agreements in place for further compensation other than the amount owing. The amount due is non interesting bearing, unsecured and due upon demand.

8. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to Financial Statements
November 30, 2006 and 2005
8. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

9. RESTATED FINANCIAL STATEMENTS

The Company’s financial statements as of November 30, 2005 have been restated to reflect the capitalization of interest expense incurred during the construction period. The financial statements as of November 30, 2006 have been restated to record the foreign currency translation adjustment as other comprehensive loss, accrue additional interest on the note payable and to reclassify stock subscriptions payable and notes payable as current liabilities. As summary of the restated financial statements is as follows:

November 30, 2006	Original	As Restated

Balance Sheet:
Cash	$8,761	$8,761
Property and equipment	164,917	176,897
Current liabilities	37,496	156,039
Note payable	50,000	-
Stockholders’ equity	123,178	29,619

Statement of operations:
Operating expenses	18,817	18,817
Other expense	5,500	-
Other comprehensive loss	-	1,400

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to Financial Statements
November 30, 2006 and 2005

9. RESTATED FINANCIAL STATEMENTS (CONTINUED)

November 30, 2005	Original	As Restated

Balance Sheet:
Cash	$4,346	$4,346
Property and equipment	80,000	85,980
Current liabilities	23,765	73,765
Note payable	50,000	-
Stockholders’ equity	10,581	16,561

Statement of operations:
Operating expenses	54,262	54,262
Other expense	5,980	-

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

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). After further review of our disclosure controls and procedures, management has determined that our controls and procedures were not effective as of the end of the period covered by this report. With this amended report, management is restating our financial statements for the period ending on this report to comply with Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, management has determined that our internal controls over financial reporting must be elaborate and reviewed more carefully prior to management filing its financial statements with the SEC.

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

Angela Manetta is our Vice-President and has served in that capacity since October 1, 2004. Ms. Manetta attended Simon Fraser University (“SFU”) in British Columbia and graduated in 1984 with a Bachelor of Education. In 1985, she completed a one-year teaching practicum program at SFU, and has been employed as a teacher at the Vancouver School Board in Vancouver, British Columbia, teaching French and Math for the past 18 years.

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

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Graham G. Alexander	Director, President,	2006	NIL	NIL	NIL	NIL	NIL	NIL	NIL
	Secretary and Treasurer, Chief Financial Officer and Chief Executive Officer	2005	10,600	NIL	NIL	NIL	NIL	NIL	NIL

Angela Manetta	Vice-President	2006	NIL	NIL	NIL	NIL	NIL	NIL	NIL
		2005	3,600	NIL	NIL	NIL	NIL	NIL	NIL

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

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended November 30, 2005:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FISCAL YEAR FISCAL YEAR-END OPTION/SAR VALUES
Name	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable		Value of Unexercised In-The- Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Graham G. AlexanderChief Financial Officer and Chief Executive Officer, President, Secretary, Treasurer, Director	Nil	N/A	N/A		N/A

Angela ManettaVice-President	Nil	N/A	100,000(exercisable	)	N/A(1(exercisable	))

(1)	Based upon the difference between the closing price of our common stock, as at our fiscal year-end of November 30, 2005, and the exercise price of the options granted.

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

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date: March 28th, 2008	By:	/s/ Graham Alexander
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28th, 2008	By:	/s/ Graham Alexander
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)