Form 10QSB/A
period 2007-09-30
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2008-03-28
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDED FORM 10-QSB/A

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 30, 2007

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

RANCHO SANTA MONICA DEVELOPMENTS INC.

FINANCIAL STATEMENTS

August 31, 2007
(Unaudited)

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Balance Sheets

(Restated)

ASSETS

	August 31,	November 30,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$590	$8,761

Total Current Assets	590	8,761

PROPERTY AND EQUIPMENT, NET	305,928	176,897

TOTAL ASSETS	$306,518	$185,658

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$28,983	$23,996
Due to related parties	118,385	14,000
Stock subscription payable	-	68,043
Notes payable	50,000	50,000

Total Current Liabilities	197,368	156,039

NOTES PAYABLE	-	-

STOCKHOLDERS' EQUITY

Preferred stock; 100,000,000 shares authorized at $0.0001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized at $0.0001 par value, 7,791,542 and 7,751,999 shares issued and outstanding, respectively	7,791	7,751
Additional paid-in capital	213,453	136,454
Currency translation adjustment	(4,835)	(1,400)
Accumulated deficit	(107,259)	(113,186)

Total Stockholders' Equity	109,150	29,619

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$306,518	$185,658

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Operations
(Unaudited)
(Restated)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2007	2006	2007	2006

REVENUES	$33,111	$-	$41,211	$-

OPERATING EXPENSES

General and administrative	18,435	1,340	29,726	9,511
Professional fees	488	750	3,738	8,300
Depreciation expense	1,820	-	1,820	-

Total Operating Expenses	20,743	2,090	35,284	17,811

INCOME (LOSS) FROM OPERATIONS	12,368	(2,090)	5,927	(17,811)

OTHER INCOME (EXPENSE)

Interest expense	-	-	-	-

Total Other Income (Expense)	-	-	-	-

NET INCOME (LOSS)	$12,368	$(2,090)	$5,927	$(17,811)

CURRENCY TRANSLATION ADJUSTMENT	(3,435)	-	(3,435)	-

COMPREHENSIVE NET INCOME (LOSS)	$8,933	$(2,090)	$2,492	$(17,811)

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,791,542	7,723,499	7,791,542	7,723,499

The accompanying notes are an integral part of these financial statements

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Stockholders' Equity
(Unaudited)
(Restated)

			Additional	Stock	Other
	Common Stock		Paid-In	Subscription	Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Income	Deficit	Total

Balance, November 30, 2004	7,564,332	$7,564	$103,366	$(3,000)	$-	$(40,107)	$67,823

Stock subscriptions received	-	-	-	3,000	-	-	3,000

Net loss for the year ended November 30, 2005	-	-	-	-	-	(54,262)	(54,262)

Balance, November 30, 2005	7,564,332	7,564	103,366	-	-	(94,369)	16,561

Shares issued for cash at $0.03 per share	159,167	159	4,616	-	-	-	4,775

Shares issued for cash at $1.00 per share	28,500	28	28,472	-	-	-	28,500

Net loss for the year ended November 30, 2006	-	-	-	-	(1,400)	(18,817)	(20,217)

Balance, November 30, 2006	7,751,999	7,751	136,454	-	(1,400)	(113,186)	29,619

Shares issued for cash at $2.00 per share	39,543	40	76,999	-	-	-	77,039

Net loss for the nine months ended August 31, 2007	-	-	-	-	(3,435)	5,927	2,492

Balance, August 31, 2007	7,791,542	$7,791	$213,453	$-	$(4,835)	$(107,259)	$109,150

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Cash Flows
(Unaudited)
(Restated)

	For the Nine Months Ended
	August 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$5,927	$(17,811)
Adjustments to reconcile net loss to net cash used by operating activities:
Currency translation adjustment	(3,435)	-
Depreciation	1,820	-
Changes in operating assets and liabilities:
Change in accounts payable	4,987	11,031
Changes in amounts due to related parties	104,385	1,200

Net Cash Used by Operating Activities	113,684	(5,580)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(130,851)	(58,500)

Net Cash Used by Investing Activities	(130,851)	(58,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock subscriptions issued	-	68,043
Proceeds from common stock issued	8,996	33,275

Net Cash Used by Financing Activities	8,996	101,318

NET DECREASE IN CASH	(8,171)	37,238

CASH AT BEGINNING OF PERIOD	8,761	4,275

CASH AT END OF PERIOD	$590	$41,513

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Note payable for property and equipment	$-	$-

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

During the nine month period ended August 31, 2007, pursuant to written agreements, the Company paid Directors and Officers a total of $1,200 for management services. Cumulatively to that date, management fees paid to Directors and Officers totals $23,000. The amount $14,000 remains unpaid. In addition, personal funds of Graham Alexander and Monica Galan Rios were used to make capital improvements for the Solidaridad Property for the sum of $120,451. $16,066 was repaid during the nine months ended August 31, 2007. The Company owes related parties $118,385 as of August 31, 2007.

RANCHO SANTA MONICA DEVELOPMENTS LTD.
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

5.	RESTATED FINANCIAL STATEMENTS

The Company’s balance sheets as of August 31, 2007 and November 30, 2006 have been restated to reflect the capitalization of interest expense incurred during the construction period. The financial statements as of August 31, 2007 have been restated to record the foreign currency translation adjustment as other comprehensive loss, accrue additional interest on the note payable and to reclassify stock subscriptions payable and notes payable as current liabilities. As summary of the restated financial statements is as follows:

Balance Sheets	Original	As Restated
November 30, 2006

Cash	$8,761	$8,761
Property and equipment	164,917	176,897
Current liabilities	37,496	156,039
Note payable	50,000	-
Stockholders’ equity	123,178	29,619

August 31, 2007

Cash	$590	$590
Property and equipment	289,448	305,928
Current liabilities	143,868	197,368
Note payable	50,000	-
Stockholders’ equity	96,170	109,150

Statements of Operations:
Three Months Ended August 31, 2007:
Revenues	33,111	33,111
Operating expenses	20,743	20,743
Other expense	1,500	-
Other comprehensive income (loss)	-	(3,435)

Nine Months Ended August 31, 2007:
Revenues	41,211	41,211
Operating expenses	35,284	35,284
Other expense	1,500 -
Other comprehensive income (loss)	-	(3,435)

Three Months Ended August 31, 2006:
Revenues	-	-
Operating expenses	2,090	2,090
Other expense	1,500	-
Other comprehensive income (loss)	-	-

Nine Months Ended August 31, 2006:
Revenues	-	-
Operating expenses	17,811	17,811
Other expense	4,000	-
Other comprehensive income (loss)	-	-

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

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:

MILESTONES AND OBJECTIVES	ANTICIPATED COST	TIME FRAME

PHASE I – MANAGEMENT OF SOLIDARIDAD PROPERTY - Obtain all necessary regulatory approvals for operations - Service property gardening, cleaning, receiption	$7,200	3 Months

PHASE II – AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN CANADA OR UNITED STATES - Visit areas in Canada and the United States reviewing real estate development opportunities - Negotiate purchase of lands - Cash deposit required to secure potential land parcels	$50,000	3 Months

PHASE III – AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN MEXICO - Visit other resort areas in Mexico to review real estate development opportunities - Negotiate purchase of lands - Cash deposit required to secure potential land parcels	$50,000	12 Months
TOTAL	$107,200	-

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

Stock Based Compensation

Rancho accounts for employee stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 –“Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 – “Accounting for Stock Based Compensation”.

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