Form 10QSB
period 2008-05-31
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2008-07-08
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31st , 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 5th , 2008, the Issuer had 7,866,999 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31st , 2008 are not necessarily indicative of the results that can be expected for the year ending November 30, 2008.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Rancho” mean Rancho Santa Monica Developments Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

RANCHO SANTA MONICA DEVELOPMENTS, INC.

FINANCIAL STATEMENTS

May 31, 2008 and November 30, 2007

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Balance Sheets

	May 31,	November 30,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$18,541	$493

Total Current Assets	18,541	493

PROPERTY AND EQUIPMENT, NET	5,849,304	304,108

TOTAL ASSETS	$5,867,845	$304,601

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$50,000	$29,996
Due to related parties	109,797	118,788
Convertible debt, net	8,750	-
Notes payable	5,450,000	50,000

Total Current Liabilities	5,618,547	198,784

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock; 100,000,000 shares authorized at $0.0001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized at $0.0001 par value, 7,866,999 and 7,816,999 shares issued and outstanding, respectively	7,867	7,817
Additional paid-in capital	357,338	211,388
Currency translation adjustment	(4,835)	(4,835)
Accumulated deficit	(111,072)	(108,553)

Total Stockholders' Equity	249,298	105,817

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,867,845	$304,601

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007

REVENUES	$35,211	$8,100	$48,947	$8,100

OPERATING EXPENSES

General and administrative	16,283	4,200	32,725	11,291
Professional fees	6,763	750	11,687	3,250
Depreciation expense	1,924	-	4,054	-

Total Operating Expenses	24,970	4,950	48,466	14,541

INCOME (LOSS) FROM OPERATIONS	10,241	3,150	481	(6,441)

OTHER INCOME (EXPENSE)

Interest expense	(1,500)	(1,500)	(3,000)	(3,000)

Total Other Income (Expense)	(1,500)	(1,500)	(3,000)	(3,000)

NET INCOME (LOSS)	$8,741	$1,650	$(2,519)	$(9,441)

CURRENCY TRANSLATION ADJUSTMENT	-	1,559	-	379

COMPREHENSIVE NET INCOME (LOSS)	$8,741	$3,209	$(2,519)	$(9,062)

BASIC INCOME (LOSS) PER SHARE	$0.00	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,866,999	7,791,542	7,854,499	7,791,542

The accompanying notes are an integral part of these financial statements

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Stockholders' Equity
(Unaudited)

			Additional	Stock	Currency
	Common Stock		Paid-In	Subscriptions	Translation	Accumulated
	Shares	Amount	Capital	Receivable	Adjustment	Deficit	Total

Balance, November 30, 2006	7,751,999	$7,752	$136,453	$-	$(1,400)	$(113,186)	$29,619

Common stock cancelled	(10,000)	(10)	10	-	-	-	-

Shares issued for cash at $1.00 per share	75,000	75	74,925	-	-	-	75,000

Net income for the year ended November 30, 2007	-	-	-	-	(3,435)	4,633	1,198

Balance, November 30, 2007	7,816,999	7,817	211,388	-	(4,835)	(108,553)	105,817

Fair value of beneficial conversion feature	-	-	105,000	-	-	-	105,000

Shares issued for cash at $0.82 per share	50,000	50	40,950	-	-	-	41,000

Net loss for the six months ended May 31, 2008	-	-	-	-	-	(2,519)	(2,519)

Balance, May 31, 2008	7,866,999	$7,867	$357,338	$-	$(4,835)	$(111,072)	$249,298

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	May 31,	May 31,
	2008	2007

OPERATING ACTIVITIES

Net income (loss)	$(2,519)	$(9,441)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,054	-
Currency translation adjustment	-	(379)
Changes in operating assets and liabilities:
Change in due to related parties	(8,991)	120,451
Changes in accounts payable and accrued expenses	20,004	3,000

Net Cash Used in Operating Activities	12,548	113,631

INVESTING ACTIVITIES

Purchase of property and equipment	(140,500)	(126,351)

Net Cash Used in Financing Activities	(140,500)	(126,351)

FINANCING ACTIVITIES

Proceeds from notes payable	105,000	-
Proceeds from common stock issued	41,000	5,940

Net Cash Provided by Financing Activities	146,000	5,940

NET DECREASE IN CASH	18,048	(6,780)

CASH AT BEGINNING OF PERIOD	493	8,761

CASH AT END OF PERIOD	$18,541	$1,981

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Property and equipment purchased for notes payable	$5,400,000	$-

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to the Condensed Financial Statements
May 31, 2008 and November 30, 2007

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2007 audited financial statements. The results of operations for the periods ended May 31, 2008 and May 31, 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 -	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Corporate Background

We are a development company focused on the development of real estate. We own resort property in Tulum Mexico and have constructed certain facilities and provide management services for the apartment units constructed on the adjoining property. The resort is an ocean front property hotel located on the Caribbean beaches of Tulum, Quintana Roo, Mexico and the resort is named Hotel ParaYso, Tulum, Mexico.

We have signed a purchase contract to acquire real property located at 620-622 Seymour Street in Vancouver, British Columbia Canada for the construction of a hi-rise hotel, office, or mixed use development of up to 91 condo-hotel suites. The site is located in the financial district of downtown Vancouver, British Columbia Canada.

Recent Corporate Developments

We experienced the following significant developments since May 31st, 2008:

1.	We signed a purchase contract for the purchase of real property for $5,500,000 Canadian Dollars located at 620-622 Seymour Street, Vancouver, British Columbia, Canada.
2.	We entered into a letter of intent with Akiin Beach Club to provide beach front weddings in Tulum, Mexico jointly with Hotel ParaYso Resort, Tulum, Mexico.
3.	We achieved revenues of $48,947 for the six months ending May 31st, 2008.
4.	We contracted De Cotiis Group Windsor Holdings Ltd. as consultant to assist the Company in capital raising efforts and to find new development deals for the Company.

2.1 Hotel ParaYso Resort, Tulum, Quintana Roo, Mexico

We own property (the “Solidaridad Property”) in Tulum, Mexico as noted in Figure 1. The property consists of two developable pods where we can build an additional 15 hotel suites. The hotel has been open since February 7th, 2007. We also manage the adjoining 11 hotel suites and receive income from the supply of management services. The Company entered into an agreement dated for reference November 29, 2005 with Monica Galan-Rios for the purchase of certain lands located in Solidaridad, Mexico consisting of approximately 1,220 square meters, See Figure 1 below. Under the terms of the property purchase agreement with Ms. Galan-Rios:

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

2.1.1 Location of Hotel ParaYso Resort, Tulum, Quintana Roo, Mexico

The property consists of the Western half of the fraction of Lot #10 located at Km 8, Carretara a Tulum-Boca Paila Ejido Jose Maria Pino Suarez Municipality of Solidaridad, Quintana Roo, Mexico in the city of Tulum, Mexico. See Figure 1 below. Solidaridad is one of the eight municipalities that make up the Mexican state of Quintana Roo. Quintana Roo is located on the eastern part of the Yucatán Peninsula. It borders the Mexican states of Yucatán and Campeche to the north and west, the Caribbean Sea to the east, and the nation of Belize to the south.

Figure 1
Property Location

2.2 Hotel ParaYso Vancouver Development Property

We entered into an agreement to purchase 620-622 Seymour Street Property in the Financial District of Vancouver, British Columbia, Canada for a mixed use hotel or office building. The purchase price for the lands is $5,500,000 Canadian Dollars and the expected close date is April 22nd, 2009. The vendor of the lands has agreed to provide a vendor take back mortgage for $3,000,000 dollars and the Company is required to raise equity of $2,500,000 dollars on or before April 22nd, 2009.

The Company is current raising debt and equity financing to complete the property purchase transaction.

We intend to acquire real property at 620 Seymour Street, Vancouver, Canada, obtain the appropriate development permits from the City of Vancouver, and build 14 floors and 91 suites with roof top lounge bar, energy efficient style suites, and stylish lobby. We intend to commence construction in the summer of 2009 and complete summer of 2011.

Management is of the belief that a cash flow and capital appreciation concept can be applied Dormant Vacant Land that is currently zoned and designated for a permitted use such as commercial, residential or mixed use and that has sufficient density so that a lengthy rezoning process is not required; this type of land we can apply the Capital Appreciation Concept. The Company and its executive have had significant experience in taking land from dormant unused currently zoned property to completed residential subdivided land and a commercial space in the form of a resort hotel. In this concept, the Company chooses viable land pieces based on a number of factors as outlined in section “2.2.1 Selection of 620 Seymour Street as Development Property ” and raises sufficient capital to build equity in the land to a point that a debt financing with a reasonable interest rate payment can be supported and serviced during construction; upon completion of the development, a forecasted payout timeframe can be expected within a reasonable amount of time.

2.2.1 Selection of 620 Seymour Street as Development Property

The Property is located on the “Hudson Bay Block”, the 2nd lot in from the corner on the North West side facing Seymour Street. The Property dimensions is 50 foot frontage (15.2 meters) by 120 foot depth (36.6meters) or 6,000 square feet. The Property is zoned Downtown and is in Section C of the Community plan of the City of Vancouver. Section C permits a total Floor Space Ratio (FSR) of 5.0, allowing a total of 30,000 square feet of buildable space. For Hotel usage, the city can permit a bonus of 15% or another 4,500 square feet for a total of 34,500 square feet. Below illustrates a overview map, the proposed urban design for the Hotel, and photos of the Property.

DOWNTOWN VANCOUVER CANADA
Hotel ParaYso
Vancouver

Google

ParaYso Hotel Site
(620 Seymour Street)

VIEW to NORTH EAST

SOURCE

ParaYso Hotel Site
(620 Seymour Street)

VIEW SOUTH EAST

ParaYso Hotel Site
(620 Seymour Street)

VIEW NORTH WEST

Parayso Hotel
Site here

In choosing the Property, 620 Seymour Street, Vancouver, BC for development of a hotel in the downtown Vancouver Financial District, discussions were initiated with City of Vancouver in the Summer of 2007. The City’s response was that they would consider a Hotel Development on the site after all development issues have been met, such as parking, massing, urban design, issues, and any other issues that may come up in the Development process review.

In addition to our discussions with the Development Board of the City of Vancouver, management also considered the factors as outlined below:

a)	The close proximity of the Property to the new Canada Line Downtown station, the new shuttle from Vancouver Airport to Downtown Vancouver’s Financial District
b)	The 2010 Winter Olympics to be hosted in Vancouver, British Columbia and its affect on post Olympic tourism vests; and
c)	The new Canada Convention Center and post Olympic added business delegate visit; and
d)	The redevelopment of the surrounding block, including the Hudson Bay Block and St. Regis Hotel
e)	The current occupancy levels of downtown Vancouver hotels pre Olympics 2010
f)	The price of land for buildable square foot at 200 per square foot as the going rate in downtown Vancouver
g)	The scarcity of land in the Downtown Vancouver District
h)	Property within the last remaining developable block in downtown Vancouver
i)	The timing of construction upon one year prior to the commencement of the 2010 Olympics.

2.2.2 The 2010 Winter Olympics affect on Hotel Occupancy levels in following years

Major, internationally recognized hallmark tourism events like the Calgary Stampede or an Olympic Games is expected to have a substantial enduring impact on the growth of international travel to British Columbia and in particular, an increase in hotel occupancy levels and rates, particularly in the downtown Vancouver core. This was demonstrated by Holmes and Shamsuddin of Simon Fraser University in 19972. With a multivariate statistical model developed for the purpose, these researchers examined American tourism to British Columbia in the five years following Expo 86. Eliminating the effects of other variables such as currency exchange rates and travel price indexes, the research by Holmes and Shamsuddin lead them to the conclusion: what is clear from this study is that the long-term economic benefits from successful mega-events, such as Expo 86, are very large (probably larger in total than the short-term economic benefits). These benefits result from the post-mega-event visitors who come to the sponsoring city as a result of its world-wide exposure by the event. The key enduring benefit is the incremental growth in tourism resulting from the volume and quality of international media exposure surrounding the event.

Holmes and Shamsuddin examined only American visitors and only in those first five post-Expo years. Examination of European and Japanese travel data suggests similar conclusions. This chart, drawn from Statistics Canada data illustrates the dramatic change in the trend of total international visitors to British Columbia in the 14 years before 1986 and the 14 years following. In the 14 years prior to 1986, British Columbia's share of total international visitors to Canada fluctuated in the relatively narrow range of 9.5% to 11.6%. This jumped to over 17% during 1986. Since Expo 86 British Columbia's share of international visitors to Canada has increased every year from 12 % in 1987 to 17.4% in 2000. There are undoubtedly a number of contributing factors for this performance, including the federal "open skies" airport policy in recent years, but the common thread appears to be the heightened international awareness of British Columbia kicked off by Expo 86.

Similar, but smaller scale, impacts appear to follow the Calgary 1988 Games. This chart shows the growth trend in international travel to Alberta following the 1988 Calgary Winter Olympics.

It is instructive to observe what was happening to international visitor volumes to the rest of Canada in this period. Data for Canada excluding BC and Alberta is compared to BC and Alberta results. Comparison of the average annual growth rate of international tourism in three periods - the years from 1972 to the pre-hallmark event year, the years two through seven after the event, and the post event year two through to year 2000 produces interesting results. In both cases (BC and Alberta) data for the year of the event and the post-event year was excluded to eliminate the distorting effect of the large spike in visitors which occurs during the event year and the inevitable drop the following year.

As can be seen in the next chart, the rate of growth in international visitor volumes has considerably outpaced the rest of Canada in the respective British Columbia and Alberta post-hallmark event periods.

The apparent impact of Expo 86 was more dramatic. While the exposition did not have the same long seven year build up, the event itself was much longer, running six months versus about one month (including Paralympics) for the Winter Games. During the Expo year, 1986, British Columbia attracted an astonishing 68% additional international visitors to the province, (more than 2.8 million), on top of a solid 6% gain the previous year. In the first post-Expo year, 1987, the province gave up most of the Expo gain but retained a 14% increase over the volume in the immediate pre-Expo year, 1985. In the first five post-Expo years, 1987 - 1991, British Columbia gained each year, with an average annual growth of 5.4% compared to 1985. Meanwhile, the rest of Canada, excluding Alberta experienced declining volumes in four of the five years and an average annual growth of just 0.2% compared to 1985.

Being in the financial district and within one block of the Canada Line main Station for the downtown district, we expect hi occupancy rates post Olympics and we do expect increases in rates due to our prime location.

The close proximity of the Property to the new Canada Line transportation system from the Airport

At a length of nearly 19 km, the Canada Line will be an automated rail-based rapid transit service connecting Downtown Vancouver with the Vancouver Airport — and adding transit capacity equivalent to 10 major road lanes. This transportation line is a key link and a key factor for Management to choose this site for ParaYso Hotel as it will be the 2nd closest hotel to the main “DowntownVancouver City Center” Station other than the Four Seasons Vancouver. The Four Seasons has a room rate of $410 per night on average and has recently undergone an extensive interior overhaul. This line is expected to enhance occupancy levels of all hotels in downtown Vancouver for international travelers.

Convention Center Expansion in Downtown Vancouver

The Vancouver Convention & Exhibition Centre (VCEC), is also expected to be ready before the winter 2010 Olympics, and will be one of Canada's largest convention centers. It has more than 150,000 ft² (13,936 m²) of space, including a 91,205 ft² (8,500 m²) column-free, dividable exhibition hall, 20 meeting rooms, and a ballroom. When the current expansion construction is completed in 2009, VCEC will have 473,523 ft² (43,991 m²) of meeting space.

The VCEC, 3 blocks from the Property and to be completed by November 2009, is expected to bring significant more visitors to Vancouver after the Olympics. A study of the four most recent summer Olympic Games host cities by Jones Lange LaSalle8 highlights this fact. Sydney, for example, increased its convention bid win average by 34% following its selection in 1993 to host the 2000 Games. Barcelona experienced a 29% increase in international delegates in the immediate post-Games year and achieved a 21% annual compound growth in international delegates in the six years following the 1992 Games. Increased conventions will mean increased demand for hotel rooms.

2.2.3 Current Occupancy Rates for downtown Vancouver and rates pre Olympics 2010

Occupancy Rates are per PFK Consulting Group’s Study is 71% for 2007. The level of occupancy without the taking into consideration the level of increase of occupancy and rates due to the after boom of the Olympics. Rates range between 200 per night to 410 per night in downtown Vancouver. All hotels receive consistent income throughout the year.

Other Main Factors in Selecting the Property and future Projects

As per an Appraisal for the property by Carmichael Wilson Property Consultants, Ltd., the average buildable per square foot 1 year ago was 150 per square foot. Now, due the scarcity of the land downtown, and the expected demand for commercial real estate, the price per buildable square foot is $200.00. Due to the bemusing of 15% for hotel usage, the land is being acquired for 159 per buildable square foot. In addition the site is the last remaining site block for developement in downtown Vancouver. The closest hotel in the Property site is the St. Regis Hotel, across the street on Seymour; the hotel is undergoing a 10 million dollar upgrade and is expected to be a 4 star hotel upon completion of the upgrades.

PK Consulting Group Ltd. conducted a survey of hotel and occupancy levels in downtown Vancouver and across Canada. PK based its forecasts on surveying hotels in Vancouver along with projected new hotels opening in the next 2 years. Other than Calgary, Vancouver leads Canada as the highest occupancy level for hotel suites and the second highest room rate without taking into consideration the stimulus expected from the 2010 Winter Olympic Games in Vancouver and the international visitors expected to the City.

Hi forecasted occupancy levels and higher room rates provide a stronger financial base for rental income for this Development.

2.2.4 Management Experience in Developments

Development of Business – Since inception, the Company has been focused on developing its Hotel property in Tulum Mexico. We commenced construction in summer 2005 and completed the Hotel in February 2007. We are currently at close to 100% occupancy throughout the year since November 2007 in hi season. Tulum has had significant growth over the last several years as Cancun and Playa del Carmen have both been growing at a very rapid pace. What brings people to Tulum is its superior beaches and its away from it all lifestyle. Hi-season in Tulum occurs from November to April 31st and July and August. Since completing its development, management has been focused on finding its next development candidate. We were selecting from various candidates including Puerto Vallarta and Vancouver. We finally selected Vancouver and a property in the downtown district due to the upcoming 2010 Olympics, the close proximity to the new Canada Line station, and the new Canada convention center.

Management Experience –

Primary management of the Company consists of Graham Alexander and Angela Manetta. The Company has 18 employees in Canada and Mexico. The following two developments were primarily developed by Mr. Alexander and Ms. Manetta:

Elk Mountain Estates, Chilliwack, British Columbia, Canada – 32 lot ½ acre lot Subdivision
Mr. Alexander and Ms. Manetta (the “Principals”) purchased a 26 acre parcel property located at 7625 Marble Hill Road, Chilliwack, BC (the “Chilliwack Property”) on February 28th, 2004 for the sum of $780,000 in cash payment. The funds were raised via an offering memorandum and the purchase was conducted by the selling of proposed lots and providing as security a mortgage on the purchase of the Chilliwack Property. In servicing of the lands, the Principals raised an additional $2.1 million dollars via pre-sale of Limited Partnership Units and the presale of proposed lots on the subdivision. The Principals created Mount Thurston Drive and Mount Archibald Place and subdivided 32 lots. The services that were added were all sewer, water, storm drainage, paving, water pump system, cub, gutter, and sidewalks. The total cost for Development was including land and servicing was $2,880,000 Canadian Dollars. The Average selling price of all lots by 2007 was $182,000 or $5,284,000 for a total appreciation over 4 years of 83%. The pictures post subdivision are illustrated below:

ELK MOUNTAIN ESTATES

MT THURSTON DRIVE and MT. ARCHIBALD PLACE 10 ½ acre VIEW LOTS, CHILLIWACK, BC

ParaYso Hotel, Tulum, Quintana Roo Mexico- 11 suite boutique hotel, ocean front suites, pool Mr. Alexander and Ms. Manetta (the “Principals”) purchased from the sale of the cedar timber from the Chilliwack Property, the Principals purchased the land in Tulu Mexico for the Development of a Hotel for $100,000USD Cash (the “Tulum Property”) in 2004. The Principals raised funds by selling shares in the Company, private investors and from the income of the lots from the Chilliwack Property for the sum of $1.2 million Canadian Dollars. An independent appraisal by Abodes Abroad & Associates, Inc. of New York City on March 9th, 2007 estimated the hotel to be worth $2.45 million dollars. The Principals have determined that an additional 15 rooms can be constructed on the Tulum Property and the appraisal by Adobes Abroad and Associates did not consider this development potential in its appraisal. Without considering the real market value of the property and the further development potential of the Tulum Property, the development has appreciated in value 104% in 3 years. This appraisal assumes the property owned by the Company and the adjoining hotel suites as an aggregate. Illustrated below are pictures of the Tulum Property today:

ParaYso Hotel, Tulum, Mexico

2.3 PLAN OF OPERATION
Our plan of operation is to acquire, manage, and develop income-producing real property in Mexico, Canada and the United States. Our ParaYso Hotel in Tulum Mexico currently produces income and has been in operations since February 7th, 2008.

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:

MILESTONES AND OBJECTIVES	ANTICIPATED COST	TIME FRAME
PHASE I – RAISE SUFFICIENT EQUITY TO PURCHASE 620-620 Seymour Street, Vancouver, B.C.	$2,500,000	9 Months

PHASE II – RAISE SUFFICIENT EQUITY FOR SOFT COSTS FOR DEVELOPMENT of 620-622 Seymour Street	$500,000	9 Months

PHASE III – AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN MEXICO	$50,000	12 Months

- Visit other resort areas in Mexico to review real estate development opportunities
- Negotiate purchase of lands
- Cash deposit required to secure potential land parcels

TOTAL	$3,050,000	-

We anticipate spending approximately $3,050,000 in the next 12 months in pursuing our plan of operation and to pursue development Property in Vancouver, Canada. Currently, we have cash of $18,456 which is insufficient to allow us to meet our current commitments and to complete our plan of operation for the next twelve months. We are will need substantial additional financing in order to implement our long term business strategy and plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next Twelve Months
Professional Fees	$10,000
General Administrative Expenses	$25,000
Consulting Fees	$10,000
Contractor Fees	$10,200

TOTAL	$55,000

Our total expenditures over the next twelve months are anticipated to be approximately $3,105,000, the majority of which is due to the acquisition of our Vancouver Property.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31st , 2008 we had cash on hand of $18,541. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We are currently under operations for our Solidaridad Property.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this quarterly report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31st, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the six month period ended May 31st , 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

2.4. RISKS AND UNCERTAINTIES

2.4.1 Limited Operating History for the Company
The Company has its main asset is its property in Tulum, Mexico and serves as the main security and revenue generator for the Company’s shareholders. The Company has been operating its hotel only since February 2007 and therefore the Company has limited operating, investment or performance history.

2.4.2 Competition
There are a number of hotels with which the Company will be forced to compete with in the downtown Financial District in order to obtain sufficient occupancy and room rental rates. The primary competition will come from hotels such as Opus, Four Seasons, Hyatt, Hilton, Hotel Vancouver, Pan Pacific, Fairmont, Wedgewood, and Ritz Carlton. Many of these competitors have a great deal of experience, capital resources and managerial capability and could be better placed to access or negotiate favourable terms for such Property. Our competitors have substantially greater capital resources, name recognition, expertise in commercial real estate development and marketing. A number of residential and commercial developers and real estate services companies, some with greater financial and other resources, compete with us in seeking properties for acquisition, resources for development and prospective purchasers. Competition from other real estate developers and real estate services companies may adversely affect our ability to:

1.	attract purchasers

2.	sell undeveloped rural land

The presence of competing real estate development companies in Mexico in Vancouver may impact on our ability to raise additional capital in order to fund our property acquisitions or property developments in Mexico and Canada if investors are of the view that investments in competitors are more attractive. Competition could also reduce the availability of properties of merit or increase the cost of acquiring the properties.

2.4.3 Nature of Investments
Shareholders must rely on the ability, expertise, judgment and discretion of management of the Company. There is no assurance that the Property or investments in the Property made by the Company will perform in a manner which will be profitable to the Company. The investments require substantial time (such as several years or more) in order to complete construction and to obtain the necessary approvals from the City of Vancouver. The Company's investments will be in raw land and will therefore be illiquid investments. Furthermore, any investments by the Company in raw land will be subject to real estate market volatility. The Company’s intention is the build a 14 storey 91 suite hotel and there is no assurance that the Company will obtain the necessary financing to build the Hotel. The Company will require further financings after completing this offering to obtain the necessary capital required to obtain financing.

2.4.4 Ability for the Company to Raise Sufficient Capital for Development Financing
Shareholders are dependent upon the ability of the Management of the Company to raise sufficient capital or financing to complete the property acquisition and to later obtain the sufficient development financing and capital required to construct the commercial development.

2.4.5 Factors Affecting Property
The Company's success depends upon the success of the development approval process, the ability of the Company to service the land loan, the development financing, and any other costs that come up as they relate to the development process. Property, Economic, governmental, industry and internal factors that detrimentally affect the financial health of the Property will cause a resulting loss of value in the Company's investments.

2.4.6 Possible Loss of Limited Liability
The Company may be carrying on business in jurisdictions other than that under which it was formed. The Company will be registered as an extra-jurisdictional Company in those jurisdictions where the Company is advised that it will be carrying on business by virtue of this Offering or otherwise and where there is provision for registration as an extra jurisdictional Company. However, there is a risk that Unit Holders may not be afforded limited liability in jurisdictions where the Company is not registered to the extent that principles of conflicts of law recognizing the limitation of liability of Unit Holders have not been authoritatively established with respect to Companys formed under laws of one jurisdiction but carrying on business in other jurisdictions.

2.4.7 Reliance on Company
Shareholders will be required to rely on the ability of the Company to actively manage the assets of the Company. The Company will make the actual decisions on the development of the Property upon which the success of the Company will depend. No assurance can be given that the business approaches utilized by the Manager will prove successful. There can be no assurance that satisfactory replacements for Company will be available, if needed. The Company will depend, to a great extent, on the services of a very limited number of individuals of the Company in the administration of the Company's business. The loss of such services for any reason could impair the ability of the Manager Company to perform its advisory activities on behalf of the Company.

2.4.8 Reliance on Executive
The Company will depend extensively on its executive management raise sufficient capital, obtain the necessary approvals from the City of Vancouver, and obtain further capital necessary to construct the Hotel. The loss of the services of key executive could impair the ability of the Company to properly manage and develop the Property.

2.4.9 Limited Ability to Liquidate Shares
The current market for liquidating the shares and selling the shares is on the Over the Counter Bulletin Board in the United States. Shareholders are also under certain resale restrictions as per rule 144 of the United States Securities Act of 1933. The current market for the shares is illiquid and could be difficult to achieve the current market value for the shares. This Offering of Units is not qualified by way of prospectus, and consequently the resale of Units could be subject to restrictions under applicable securities legislation.

2.4.10 Tax Liability
Each Unit Holder is required to include in computing income, a pro rata share of the income of the Company allocated to him. Income will be allocated to Unit Holders according to the terms of the Company Agreement and without regard to the acquisition price of such Units. Unit Holders may have an income tax liability in respect of profits not distributed and also in respect of returns of capital on the Units exceeding the adjusted cost base of their Units.

2.4.11 Potential Indemnification Obligations
Under certain circumstances, the Company might be subject to significant indemnification obligations in respect of the Company or certain parties related to them. The Company will not carry any Insurance to cover such potential obligations and none of the foregoing parties will be insured for losses for which the Company has agreed to indemnify them. Any indemnification paid by the Company would reduce the Company's net asset value and, by extension, the value of the shares.

2.4.12 Real Property Development and Ownership
Real estate developments and investments are generally subject to varying degrees of risk depending on the nature of the property. Such risks include changes in general economic conditions (such as the availability and cost of mortgage funds), local conditions (such as demand for hotel space, conventions, the successful completion of the Canada Line), government regulation (such as taxation of property and environmental legislation) and the attractiveness of hotel suites to potential purchasers. In addition, each segment in the real estate development industry is capital intensive and is typically sensitive to interest rates. The income generated by the Property in which the Company has an interest is dependent upon general economic conditions and, accordingly, the return to investors may be affected by changes in those conditions. Certain significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges must be made regardless of whether or not a property is producing sufficient income to service such expenses. In addition, the Property of the Company may be subject to mortgages to complete the purchase of a particular Property which require debt service payments. If the Company is unable or unwilling to meet mortgage payments on any property, losses could be sustained as a result of the exercise by the mortgagee of its rights of foreclosure or sale.

2.4.13 Ability to Obtain, Pre-Development Approvals to Allow Future Development on the Property
The Company will be subject to risks associated with the development of the Property such as municipal and government approvals along with potential environmental problems. As a result the ability to develop the Property may be affected from time to time in varying degrees by obtaining or not obtaining the appropriate municipal or government approvals or, alternatively, such approval may be subject to such terms and conditions that may delay or change the Property and thereby altering the profitability of such Property. While management has obtained the necessary predevelopment approvals its past projects, this is NOT a guarantee of future performance.

2.4.14 Construction Costs and Uncertainty of Density
The real estate industry is significantly impacted by fluctuations in the cost of construction and servicing of land. Any material increase in construction and/or servicing costs may have a materially adverse effect on the Company in the timing of selling the Property or having the Company purchase a portion or all of the Property. The Density of the Hotel may be adjusted at the discretion of the Planning Department of the City of Vancouver.

2.4.15 Liquidity of Real Estate
Real estate is relatively illiquid. Such illiquidity may limit the ability of the Company to diversify its portfolio promptly in response to changing economic or investment conditions. In recessionary times, it may be virtually impossible to dispose of certain types of real estate, particularly commercial real estate. The costs of holding real estate are considerable, and the Company, as a holder of real estate, during a Recessionary period may be faced with ongoing expenditures with little prospect of incoming receipts. Without adequate cash reserves, it may be necessary for the Company to dispose of Property at low prices. Financial difficulties of other property owners may lead to distress sales which could further depress real estate values in markets in which the Company operates.

2.4.16 Regulatory Approvals
From time to time the development of Property by the Company will or may require zoning, environmental and other approvals from local government agencies. The process of obtaining such approvals may take many months and there can be no assurance that the necessary approvals for the Property will be obtained. Holding costs accrue while regulatory approvals are being sought and delays can render Property uneconomic at any given period. The Manager, while having a track record in other projects of obtaining development approvals on other lands, cannot guarantee that the Property within this Offering will receive the same level of development approvals in a timely fashion.

2.4.17 Environmental Matters
Under various environmental laws, ordinances and regulations, the current or previous owner or operator of real property may be liable for the costs of removal or rededication of hazardous or toxic substances on, under or in such property. Such laws could impose liability whether or not the Company knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to remove or rededicate such substances, if any, could adversely affect the Company's ability to sell such real estate or to borrow using such real estate as collateral and could potentially also result in claims against the Company

2.4.18 General Real Estate Risks
Various factors can affect the timing and profitability of real estate development. While the Company has made certain plans for applying and obtaining a Development Permit for the Property, there is no assurance that such plans will be met on a timely basis or at all. There is also no assurance that the Property can be rented to a sufficient occupancy level to make the development economically viable. The Company will be subject to risks inherent in the ownership of land intended for the future development of commercial real estate including:
(i) unforeseen delays with the municipal approval process; (ii) cost overruns; (iv) the inability to secure the appropriate permits and other necessary approvals in a timely and cost-effective manner; (v) the inability to rent sufficient rooms to an occupancy level that is viable; and (vi) the inability to obtain suitable property for development.

2.4.19 Property Ownership Risk of Tulum Hotel ParaYso Property

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

2.4.20 Environmental And Other Regulations

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

2.4.21 The Occurrence In Mexico Of Natural Disasters

Our property is located in Mexico. The occurrence of natural disasters, such as fires, hurricanes, floods, unusually heavy or prolonged rain and droughts in Mexico could have a material adverse effect on our ability to develop properties or realize income from our property.

2.4.22 We Do Not Carry Comprehensive Liability Insurance for the Mexico Property.

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

2.4.23 Future Equity Financings May Dilute Existing Stockholders’ Ownership Interests.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	2004 Stock Option Plan.(1)

10.2	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)

10.3	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)

10.4	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)

10.5	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)

10.6	Purchase Agreement dated for reference November 29, 2004 between Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)

10.7	Promissory Note dated November 29, 2004 Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on January 29, 2005, as amended.

REPORTS ON FORM 8-K

We filed the following Current Reports on Form 8-K during the fiscal quarter ended May 31st, 2008:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
March 28th, 2008	March 28th, 2008	Item 4.02 Non-Reliance of previously filed financial statements

May 5th, 2008	May 5th, 2008	Item 1.01 Entry into an agreement to purchase lands located at 620-622 Seymour Street, Vancouver for $5,500,000.

June 30th, 2008	June 30th, 2008	Hired consultant, De Cotiis Group Windsor Holdings, Ltd. to assist in capital raising and find new development deals for the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date: July 7th , 2008	By:	/s/ Graham G. Alexander
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)