Form 10-Q
period 2008-08-31
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2008-10-14
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31st , 2008

☐  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51376

RANCHO SANTA MONICA DEVELOPMENTS INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	83-0414306
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

116 North A Street Madera, CA, 93638
(Address of principal executive offices)

(559) 474-8690
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31st , 2008, the Issuer had 7,866,999 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-Q. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. As used in this interim report, the terms "we", "us", "our", and “our company” mean Rancho Santa Monica Developments, Inc., unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

RANCHO SANTA MONICA DEVELOPMENTS, INC.

FINANCIAL STATEMENTS

August 31, 2008 and November 30, 2007

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Balance Sheets

	August 31,	November 30,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$3,297	$493

Total Current Assets	3,297	493

PROPERTY AND EQUIPMENT, NET	5,954,630	304,108

TOTAL ASSETS	$5,957,927	$304,601

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$132,500	$29,996
Due to related parties	109,797	118,788
Convertible debt, net	35,000	-
Notes payable	5,450,000	50,000

Total Current Liabilities	5,727,297	198,784

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock; 100,000,000 shares authorized at
$0.0001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized at
$0.0001 par value, 7,866,999 and 7,816,999
shares issued and outstanding, respectively	7,867	7,817
Additional paid-in capital	364,838	211,388
Currency translation adjustment	(4,835)	(4,835)
Accumulated deficit	(137,240)	(108,553)

Total Stockholders' Equity	230,630	105,817

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,957,927	$304,601

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31,	August 31,	August 31,	August 31,
	2008	2007	2008	2007

REVENUES	$11,992	$33,111	$60,939	$41,211

OPERATING EXPENSES

General and administrative	27,236	18,435	59,961	29,726
Professional fees	7,500	488	19,187	3,738
Depreciation expense	1,924	1,820	5,978	1,820

Total Operating Expenses	36,660	20,743	85,126	35,284

INCOME (LOSS) FROM OPERATIONS	(24,668)	12,368	(24,187)	5,927

OTHER INCOME (EXPENSE)

Interest expense	(1,500)	(1,500)	(4,500)	(4,500)

Total Other Income (Expense)	(1,500)	(1,500)	(4,500)	(4,500)

NET INCOME (LOSS)	$(26,168)	$10,868	$(28,687)	$1,427

CURRENCY TRANSLATION ADJUSTMENT	-	-	-	379

COMPREHENSIVE NET INCOME (LOSS)	$(26,168)	$10,868	$(28,687)	$1,806

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	7,866,999	7,791,542	7,854,499	7,791,542

The accompanying notes are an integral part of these financial statements

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Stockholders' Equity
(Unaudited)

			Additional	Stock	Currency
	Common Stock		Paid-In	Subscriptions	Translation	Accumulated
	Shares	Amount	Capital	Receivable	Adjustment	Deficit	Total

Balance, November 30, 2006	7,751,999	$7,752	$136,453	$-	$(1,400)	$(113,186)	$29,619

Common stock cancelled	(10,000)	(10)	10	-	-	-	-

Shares issued for cash
at $1.00 per share	75,000	75	74,925	-	-	-	75,000

Net income for the year ended
November 30, 2007	-	-	-	-	(3,435)	4,633	1,198

Balance, November 30, 2007	7,816,999	7,817	211,388	-	(4,835)	(108,553)	105,817

Fair value of beneficial
conversion feature	-	-	112,500	-	-	-	112,500

Shares issued for cash
at $0.82 per share	50,000	50	40,950	-	-	-	41,000

Net lossfor the nine months
ended August 31, 2008	-	-	-	-	-	(28,687)	(28,687)

Balance, August 31, 2008	7,866,999	$7,867	$364,838	$-	$(4,835)	$(137,240)	$230,630

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	August 31,	August 31,
	2008	2007

OPERATING ACTIVITIES

Net income (loss)	$(28,687)	$1,427
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	5,978	1,820
Currency translation adjustment	-	(379)
Changes in operating assets and liabilities:
Change in due to related parties	(8,991)	104,385
Changes in accounts payable and accrued expenses	21,504	4,987

Net Cash Used in Operating Activities	(10,196)	112,240

INVESTING ACTIVITIES

Purchase of property and equipment	(140,500)	(126,351)

Net Cash Used in Financing Activities	(140,500)	(126,351)

FINANCING ACTIVITIES

Proceeds from notes payable	112,500	-
Proceeds from common stock issued	41,000	5,940

Net Cash Provided by Financing Activities	153,500	5,940

NET DECREASE IN CASH	2,804	(8,171)

CASH AT BEGINNING OF PERIOD	493	8,761

CASH AT END OF PERIOD	$3,297	$590

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Property and equipment purchased for notes payable	$5,400,000	$-

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to the Condensed Financial Statements
August 31, 2008 and November 30, 2007

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2007 audited financial statements. The results of operations for the periods ended August 31, 2008 and May 31, 2007 are not necessarily indicative of the operating results for the full years.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Rancho Santa Monica Developments, Inc. and it’s wholly owned subsidiaries.

Corporate Background

We are a development company focused on the development of real estate. We own a resort property in Tulum Mexico and have constructed certain facilities and provide management services for the apartment units constructed on the adjoining property. The resort is an ocean front property hotel located on the Caribbean beaches of Tulum, Quintana Roo, Mexico and the resort is named Hotel ParaYso, Tulum, Mexico.

We have signed a purchase contract to acquire real property located at 620-622 Seymour Street in Vancouver, British Columbia Canada for the construction of a hi-rise hotel, office, or mixed use development of up to 91 condo-hotel suites. The site is located in the financial district of downtown Vancouver, British Columbia Canada.

Recent Corporate Developments

We experienced the following significant developments since August 31st , 2008:

We entered into a Consulting Agreement with De Cotiis Group Windsor Holdings Ltd. whereby the  Consultant will be paid by the Company at the date of signing and first advance of funds to the Company, a fee of ten per cent (10%) cash of any funds raised and or invested in the Company by a Consultant source, introduction or third party introduction company, during the term of the Agreement and for 3 years after expiry of this agreement. The Consultant will be paid at the date of signing by the Company of a third party agreement, a fee of ten per cent (10%) of the purchase price or market value of any acquisition, Joint Venture, or merger by or involving the Company, provided the third party involved in this transaction was introduced to Company or notified of the Company’s business objectives by the Consultant or a third party introduction derived from the Consultant during the term of the Agreement and for 3 years after expiry of this agreement. The Consultant will be paid at the date of signing by the Company of a third party Agreement, a fee of ten per cent (10%) of the total value of any new contracts brought to the Company by Consultant, during the term of the Agreement and for 3 years after expiry of this agreement.   The Consultant will be reimbursed for all approved expenses for work done on behalf of the company.  The Company will grant to the Consultant irrevocable stock options exercisable for a period of five years from the date of the funds being raised or value of the transaction arising from the Consultant. The amount of stock options will be 10% of the funds being raised or value of the transaction at whichever is lower, $0.70 or 20% below share stock market, price per share of the Company commencing June 18, 2008.

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

The Company filed a caveat on the 620-622 Seymour Street Property and withheld future deposits pending our negotiating efforts with the City of Vancouver and the redrafting of terms for the property purchase agreement. The City of Vancouver has notified us by that it will not support a development of a Hotel on the site due the uncertainty of drop-off access off Seymour Street.

Management is considering whether to continue its plans to pursue the property acquisition or abandon its plans for development inlight of the City of Vancouver’s decision.

2.3 PLAN OF OPERATION

Our plan of operation is to acquire, manage, and develop income-producing real property in Mexico, Canada and the United States. Our ParaYso Hotel in Tulum Mexico currently produces income and has been in operations since February 7th, 2007.

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

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:
Category	Planned Expenditures Over The Next Twelve Months
Professional Fees	$10,000
General Administrative Expenses	$25,000
Consulting Fees	$10,000
Contractor Fees	$150,200

TOTAL	$195,200

Our total expenditures over the next twelve months are anticipated to be approximately $3,245,200, the majority of which is due to the acquisition of our Vancouver Property.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31st , 2008 we had cash on hand of $3,297. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We are currently under operations for our Solidaridad Property.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this quarterly report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at August 31st, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the six month period ended August 31st , 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	2004 Stock Option Plan.(1)

10.2	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)

10.3	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)

10.4	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)

10.5	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)

10.6	Purchase Agreement dated for reference November 29, 2004 between Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)

10.7	Promissory Note dated November 29, 2004 Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on January 29, 2005, as amended.

REPORTS ON FORM 8-K

We filed the following Current Reports on Form 8-K during the fiscal quarter ended August 31st, 2008:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
June 30th, 2008	June 30th, 2008	Hired consultant, De Cotiis Group Windsor Holdings, Ltd. to assist in capital raising and find new development deals for the Company

June 30th, 2008	July 1st, 2008	Hired consultant, De Cotiis Group Windsor Holdings, Ltd. to assist in capital raising and find new development deals for the Company, Removal of Non-Reliance on Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date: October 12th , 2008	By:	/s/ Graham G. Alexander
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)