Form 10-K
period 2008-11-30
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2009-03-02
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[   X  ]         Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended November 30, 2008

[        ]         Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-51376

RANCHO SANTA MONICA DEVELOPMENTS INC.
(Name of small business issuer in its charter)

NEVADA	83-0414306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

802-610 Granville Street
Vancouver, BC, Canada	V6C 3T3
(Address of principal executive offices)	(Zip Code)

(604) 689 5661
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:         NONE.

Securities registered under Section 12(g) of the Exchange Act:         Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [    ]             No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [    ]             No [ X ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]             No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]             No [ X ]

State issuer's revenues for its most recent fiscal year: $73,606.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,949,849 based on a price of $0.50 per share, being the average sale price of the Company's common stock for the last 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 2nd, 2009, the Issuer had 8,366,999 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes [    ]             No [ X ]

PART I

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements". These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", "Rancho", "Rancho Santa Monica" and the "Company" mean Rancho Santa Monica Developments Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.

BUSINESS

CORPORATE HISTORY

We were incorporated on May 28, 2004 under the laws of the State of Nevada. Our principal offices are located at 802-610 Granville Street, Vancouver,BC Canada. Our telephone number is (604) 689-5661.

OUR BUSINESS

We are a development stage company focused on the development of real estate. We have acquired real property located in Solidaridad, Mexico (the "Solidaridad Property") on which we have constructed and provide management services for the apartment units being constructed on the adjoining property. Ms. Galan-Rios has completed the apartment units as of the date of this annual report..

We have earned revenues to date for the sum of $73,606. Our strategy is to acquire, manage, and develop income-producing real property in Mexico. We plan to earn revenues from management services, including reception, greeting, and general bookkeeping services, provided to the apartment units being constructed on the land adjacent to the Solidaridad Property and the operation of certain facilities on the Solidaridad Property. We are presently in the development stage of our business and we can provide no assurance that the revenues from management services generated will exceed our operating costs. Since our inception, we have used our common stock to raise money for asset acquisitions, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

The Solidaridad property has been developed and we commenced operations as of February 25th, 2007.

Recent Corporate Developments

We experienced the following significant developments since November 30, 2008:

1. We achieved revenues for the year from Operations of or Solidaridad Property of $73,606.

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

Revenue Model

Our strategy is to acquire, manage, and develop income-producing real property in Mexico. We are also presently reviewing candidates for development in Canada. We have earned revenues to date for the sum of $73,606. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period ended November 30, 2007. We earn revenues from management services, including reception, greeting, and general bookkeeping services, provided to the apartment units being constructed on the land adjacent to the Solidaridad Property and the operation of certain facilities on the Solidaridad Property.

A total of eleven apartments units are currently completed on the portion of the property not purchased. Once all the final testing and furniture has been installed in the apartment units, the Company plans to enter into an agreement to charge maintenance and management fees of $250 per unit every month, and service fees of $50 per unit every month to the apartment owners.

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

ITEM 1A.

RISK FACTORS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include underlying assumptions and other statements that are other than historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission ("SEC").

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

ITEM 2.

PROPERTIES

Office Location

We rent approximately 100 square feet of office space located 3104 Sunnyhurst Rd., North Vancouver, BC, V7K-2G3, Canada. The office rental was negotiated in December, 2008 on a non-arms length basis and is provided at a cost of $100 per month. This rental is on a month-to-month basis with no formal agreements. See "Certain Relationships and Related Transactions" below.

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

ITEM 3.

LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any officer or any of our directors or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares commenced trading on the Over-The-Counter Bulletin Board (the "OTCBB") under the symbol RSDV on December 13, 2005. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTCBB were:

QUARTER	HIGH ($)	LOW ($)

1st Quarter 2007	$1.10	$0.80
2nd Quarter 2007	$1.50	$0.30
3rd Quarter 2007	$1.20	$1.00
4th Quarter 2007	$1.00	$0.60
1st Quarter 2008	$2.00	$2.00
2nd Quarter 2008	$2.00	$0.60
3rd Quarter 2008	$0.60	$0.55
4th Quarter 2008	$0.20	$0.60

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of March 2nd , 2009, we had 71 active shareholders of record.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the "NRS"), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

Recent Sales of Unregistered Securities

None

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis of Financial Condition or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, the Company's management. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-K.

PLAN OF OPERATION

Our plan of operation is to acquire, manage, and develop income-producing real property in Mexico. We have earned $73,606 in revenues to date. We commenced operation on February 25th, 2007.

Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period ended November 30, 2008. We plan to earn revenues from management services, including reception, greeting, and general bookkeeping services, provided to the apartment units being constructed on the land adjacent to the Solidaridad Property and the operation of certain facilities on the Solidaridad Property.

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

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:

	ANTICIPATED
MILESTONES AND OBJECTIVES	COST	TIME FRAME

PHASE I – FIND NEW REVENUE GENERATING STREAMS FROM THE SOLIDARIDAD PROPERTY	$5,000	1 Month

PHASE II – AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN CANADA OR UNITED STATES	$50,000	3 Months

- Visit areas in Canada and the United States reviewing real estate development opportunities
- Negotiate purchase of lands
- Cash deposit required to secure potential land parcels

PHASE III – AQUIRING OTHER DEVELOPMENT OR INCOME PRODUCING PROPERTIES IN MEXICO	$50,000	12 Months

- Visit other resort areas in Mexico to review real estate development opportunities
- Negotiate purchase of lands
- Cash deposit required to secure potential land parcels
TOTAL	$105,000	-

We anticipate spending approximately $105,000 in pursuing our plan over the next twelve months. Currently, we have cash of $1 ,761, which is insufficient to allow us to meet our current commitments and to complete our plan of operation for the next twelve months. In addition, we do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We are likely to need substantial additional financing in order to implement our long term business strategy and plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

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

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

Planned Expenditures Over
Category	The Next Twelve Months
Professional Fees	$5,000
General Administrative Expenses	$1,000
Consulting Fees	$10,000
Contractor Fees	$5,000
Marketing Expenses	$3,500
TOTAL	$24,500

We have cash of $1,761 as of the date of this annual report. Our total expenditures over the next twelve months are anticipated to be approximately $105,000, the majority of which is due to obtaining new properties in Canada or Mexico.

RESULTS OF OPERATIONS

We have earned revenues of $73,606 for the year ending November 30th, 2008. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from the development and management of our Solidaridad Property or that the revenues generated will exceed the operating costs of our business.

Summary

			Percentage
	Year Ended	Year Ended	Increase / (Decrease)
	November 30,	November 30,
	2008	2007
Revenue	$73,606	$55,961	31%
General and Administrative Expenses	$267.990	$54,493	91%
Net Loss	($194,818)	$1,198

Revenue

We provide maintenance services and septic/water services to tenants of the adjoining property:

REVENUE STREAM	PROJECTED FEE	ESTIMATED EXPENSES
Management Services for 9 Units	$10 per Unit per night (based on 50% occupancy)	$600 per month for management consulting services
Maintenance, Security and Gardening Services for 9 Units	$250 per Unit per month	$600 per month for maintenance/gardening services(2)
Septic and Water Services for 9 Units	$50 per Unit per month	$200 per year for sewer removal and water fees
Total per Month	$4,050	$1,400
Total per Year	$48,600	$14,600

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

Development Stage Company

Rancho is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. Rancho is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Rancho's development stage activities.

Property

Property consists of land and building and is recorded at cost. Land improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.

Stock Based Compensation

Rancho accounts for employee stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 – "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 – "Accounting for Stock Based Compensation".

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

Foreign Currency Translation

The Company's functional and reporting currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

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

Because Our Stock Is A Penny Stock, Stockholders Will Be More Limited In Their Ability To Sell Their Stock.

The shares of our common stock constitute "penny stocks" under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8 .

AUDITED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:	Page

Audited financial statements as of November 30, 2008, including:

1. Report of Independent Registered Accounting Firm;	F-2
2. Consolidated Balance Sheets as of November 30, 2008 and 2007;	F-3
3. Consolidated Statements of Operations for the year ended November 30, 2008 and for the period from May 28, 2004 (date of inception) to November 30, 2008;	F-4
4. Statement of Stockholders' Equity (Deficiency) from May 28, 2004 (date of inception) to November 30, 2007;	F-5
5. Statements of Cash Flows for the year ended November 30, 2008 and for the period from May 28, 2004 (date of inception) to November 30, 2008; and	F-6
6. Notes to the Financial Statements.	F-7

MOORE & ASSOCIATES, CHARTERED
          ACCOUNTANTS AND ADVISORS
                              PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rancho Santa Monica Developments, Inc.

We have audited the accompanying balance sheets of Rancho Santa Monica Developments, Inc. as of November 30, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended November 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rancho Santa Monica Developments, Inc. as of November 30, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended November 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, since inception the Company has incurred losses and net cash outflows from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
February 18, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Balance Sheets

ASSETS

	November 30,	November 30,
	2008	2007

CURRENT ASSETS

Cash	$4,217	$493

Total Current Assets	4,217	493

PROPERTY AND EQUIPMENT, NET	296,414	304,108

TOTAL ASSETS	$300,631	$304,601

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$19,250	$29,996
Due to related parties	103,757	118,788
Convertible debt, net	63,125	-
Notes payable	50,000	50,000

Total Current Liabilities	236,132	198,784

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock; 100,000,000 shares authorized at
$0.0001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized at
$0.0001 par value, 7,866,999 and 7,816,999
shares issued and outstanding, respectively	7,867	7,817
Additional paid-in capital	364,838	211,388
Currency translation adjustment	-	(4,835)
Accumulated deficit	(308,206)	(108,553)

Total Stockholders' Equity	64,499	105,817

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$300,631	$304,601

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Operations

	For the	For the
	Year Ended	Year Ended
	November 30,	November 30,
	2008	2007

REVENUES	$73,606	$55,691

OPERATING EXPENSES

General and administrative	75,503	42,180
Professional fees	14,187	3,738
Depreciation expense	7,694	3,640

Total Operating Expenses	97,384	49,558

INCOME (LOSS) FROM OPERATIONS	(23,778)	6,133

OTHER INCOME (EXPENSE)

Loss on disposal of assets	(135,000)	-
Interest expense	(40,875)	(1,500)

Total Other Income (Expense)	(175,875)	(1,500)

INCOME (LOSS) BEFORE INCOME TAXES	(199,653)	4,633
INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(199,653)	$4,633

CURRENCY TRANSLATION ADJUSTMENT	4,835	(3,435)

COMPREHENSIVE NET INCOME (LOSS)	$(194,818)	$1,198

BASIC INCOME (LOSS) PER SHARE	$(0.03)	$0.00

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	7,829,499	7,771,771

The accompanying notes are an integral part of these financial statements

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Stockholders' Equity

			Additional	Currency
	Common Stock		Paid-In	Translation	Accumulated
	Shares	Amount	Capital	Adjustment	Deficit	Total
Balance, November 30, 2006	7,751,999	$7,752	$136,453	$(1,400)	$(113,186)	$29,619

Common stock cancelled	-10,000	-10	10	-	-	-

Shares issued for cash
at $1.00 per share	75,000	75	74,925	-	-	75,000

Net income for the year ended
November 30, 2007	-	-	-	(3,435)	4,633	1,198

Balance, November 30, 2007	7,816,999	7,817	211,388	(4,835)	(108,553)	105,817

Fair value of imbedded
conversion feature	-	-	112,500	-	-	112,500

Shares issued for cash
at $0.82 per share	50,000	50	40,950	-	-	41,000

Net loss for the year ended
November 30, 2008	-	-	-	4,835	(199,653)	(194,818)

Balance, November 30, 2008	7,866,999	$7,867	$364,838	$-	$(308,206)	$64,499

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	November 30,	November 30,
	2008	2007

OPERATING ACTIVITIES

Net income (loss)	$(199,653)	$4,633
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	7,694	3,640
Currency translation adjustment	4,835	(3,435)
Amortization of imbedded conversion feature	63,125	-
Changes in operating assets and liabilities:
Change in due to related parties	(15,031)	138,288
Changes in accounts payable and accrued expenses	(10,746)	6,000

Net Cash (Used in) Provided by Operating Activities	(149,776)	149,126

INVESTING ACTIVITIES

Purchase of property and equipment	-	(130,851)

Net Cash Used in Financing Activities	-	(130,851)

FINANCING ACTIVITIES

Proceeds from notes payable	112,500	-
Stock subscriptions payable	-	(68,043)
Proceeds from common stock issued	41,000	41,500

Net Cash Provided by Financing Activities	153,500	(26,543)

NET DECREASE IN CASH	3,724	(8,268)

CASH AT BEGINNING OF PERIOD	493	8,761

CASH AT END OF PERIOD	$4,217	$493

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Property and equipment purchased for notes payable	$5,400,000	$-
Notes payable cancelled for property and equipment	$(5,400,000)	$-

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to Financial Statements
November 30, 2008 and 2007

1.     OPERATIONS

Organization

Rancho Santa Monica Developments Inc. was incorporated in the State of Nevada, U.S.A., on May 28, 2004. The Company owns and operates resort property in Mexico.

Going Concern

Since inception, the Company has incurred losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business and acquisition of the land. Since its inception, the Company has funded operations through common stock issuances and debt in order to meet its strategic objectives. The Company plans to continue to fund its operations and to finance the acquisition of the land through common stock issuances and debt. However, there can be no assurance that the Company will be able to obtain sufficient funds to complete the acquisition of the land, and continue the development of and, if successful, to commence the management of the real estate under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.     SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Development Stage Company

Prior to commencing operations in 2007 the Company was a development stage company as defined in the Statements of Financial Accounting Standards No. 7.

b)

Property

Property consists of improvements to a resort in Mexico and is recorded at cost. Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.

c)

Financial Instruments

The Company's financial instruments consist of cash and accounts payable.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

d)

Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128 - "Earnings Per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilative common stock outstanding during the period. As the Company generated net losses in each of the periods presented, the basic and diluted loss per share is the same as any exercise of options or warrants, would anti-dilutive. The Company had no common stock equivalents outstanding as of November 30, 2008 and 2007.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to Financial Statements
November 30, 2008 and 2007

e)

Stock Based Compensation

As of November 30, 2008 and 2007, the Company has not issued any share-based payments to its employees. The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

f)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

h)

Foreign Currency Translation

The Company's functional and reporting currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)   monetary items at the rate prevailing at the balance sheet date;
ii)  non-monetary items at the historical exchange rate;
iii) revenue and expense at the average rate in effect during the applicable accounting period.

Exchange gains or losses resulting from such transactions are included in the determination of net loss for the period.

i)

Revenue Recognition

The Company recognizes revenues when products are fully delivered or services have been provided and collection is reasonably assured.

j)

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

g)

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs of $-0- and $-0- during the years ended November 30, 2008 and 2007, respectively.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to Financial Statements
November 30, 2008 and 2007

3.     PROPERTY

By an agreement, dated November 29, 2004, the Company acquired the right to possess and make use of a fraction of a property located in the State of Quinatana Roo, Mexico, for consideration of a $30,000 cash payment and a $50,000 unsecured promissory note. The Company will own title to the property upon completion of a legal survey by the Mexican Government.

Capital Improvements to the property include a 40 foot by 15 foot swimming pool, a spa area, paved parking area, generator platform, a bar area, outdoor washrooms, workers residence, paved walkway to apartment units, joint access to Coqui-Coqui Spa and eleven apartment units. Capital expenditures total $291,268 and are depreciated over the estimated useful life of 40 years using the straight-line method. The Company recorded depreciation expense of $7,694 and $3,640 during the years ended November 30, 2008 and 2007, respectively.

On October 15, 2008, the Company terminated its agreement of Contract of Purchase and Sale with L'Ena Enterprises Ltd. to purchase certain lands for $5,500,000 Canadian Dollars with civic address of 620 and 622 Seymour Street, Vancouver, British Columbia, Canada (the "Property"). The Company passed a resolution that it would not continue to pursue a development on the Property as a result of the City of Vancouver concluding that a Hotel Development would not be supported on the site. The Company recorded a loss of $135,000 upon the return of the property to L'Ena Enterprises Ltd.

4.     NOTE PAYABLE

Note payable is comprised of a $50,000 unsecured promissory note, bearing interest at 12% per annum and payable in full on November 29, 2007. The note has not been paid as of the due date and no demand for payment has been made by the note holder. The Company has accrued $12,500 of interest payable as of November 30, 2008.

5.     CONVERTIBLE DEBT

During the year ended November 30, 2008, the Company received $112,500 in proceeds from its convertible debt. The debt is convertible into shares of the Company's common stock at$1.00 per share. The Company has recorded $112,500 as the value of the imbedded conversion feature of the convertible debt as original issue discount and is amortizing the original issue discount over the one year term of the convertible debt. The Company is accruing interest on the convertible debt at 12% per annum. The Company has accrued interest payable of $6,750 as of November 30, 2008. A summary of the convertible debt as of November 30, 2008 is as follows:

Convertible debt	$112,500
Original issue discount	(49,375)
Net convertible debt	$63,125

6.     INCOME TAX

A reconciliation of income tax expense to the amount computed at the statutory rate 39% is as follows as of December 31, 2008 and 2007:

Income (Loss) for the period	$(199,653)	$4,633
Statutory tax rate	39%	39%
Expected income tax provision	$(77,865)	$1,807
Unrecognized tax losses	77,865	(1,807)
	$-	$-

Significant components of deferred income tax assets are as follows:

Operating loss	$42,336	$44,143
Valuation allowance	(42,336)	(44,143)
	$-	$-

The Company has total losses since inception in the sum of $245,081 carry forward which will expire in 2028 if not utilized.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to Financial Statements
November 30, 2008 and 2007

7.     RELATED PARTY TRANSACTIONS

The amount owing to Directors of the company is $103,757. There are no current agreements in place for further compensation other than the amount owing. The amount due is non interesting bearing, unsecured and due upon demand.

8.     EQUITY TRANSACTIONS

During the year ended November 30, 2008, the Company issued 50,000 shares of its common stock for cash at $0.82 per share.

During the year ended November 30, 2007, the Company issued 75,000 shares of its common stock for cash at $1.00 per share. 10,000 shares of the Company's common stock were returned to treasury and cancelled during 2007.

9.     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to Financial Statements
November 30, 2008 and 2007

9.     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations .'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non controlling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations or cash flows.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to Financial Statements
November 30, 2008 and 2007

9.     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations or cash flows.

10.     SUBSEQUENT EVENT

On December 1, 2008 the Company, entered into an Agreement to purchase all of the outstanding shares of AptHost Communications USA Ltd ("Apthost") whereby the Company would issue 1,000,000 shares of its common stock for 500,000 shares of the common stock of AptHost representing all the outstanding shares of AptHost. The shares were issued to three shareholders of AptHost consisting of Brian French, Cody McLain, and Josuee Shang Ortiz (the "Shareholders'). The Shareholders in addition signed non-compete agreements with the Company. The shares are subject to a two year lock-up period as per the Agreement.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants or our auditors. Moore & Associates, Chartered of Las Vegas, Nevada has been our auditor since our fiscal year ending January 5, 2006.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Name and Address	Age	Position

GRAHAM G. ALEXANDER	40	Director, President, Secretary and Treasurer,
3104 Sunnyhurst Road		Chief Financial Officer and Chief Executive
North Vancouver, British Columbia		Officer
Canada V7K 2G3

ANGELA MANETTA	47	Vice-President
7119 Halifax Street
Burnaby, British Columbia
Canada V5A 1M1

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:

Graham G. Alexander is our President, Secretary, Treasurer, Chief Financial Officer and Chief Executive Officer and our sole member of the board of directors and has served in those capacities since our inception. Mr. Alexander has been President of 674964 BC Ltd., the development Limited Partnership for Elk Mountain Estates, a 32 lot subdivision located on Marble Hill Road in Chilliwack, BC. Mr. Alexander served as President of Galan Ventures Ltd., the developer of ParaYso Hotel, Tulum Mexico, a 11 suite boutique hotel located in the Mayan Riviera Mexico. Mr. Alexander is an Electrical Engineer and holds a Bachelors of Applied Science in Electrical Engineering from the University of British Columbia, Canada in 1992.

Angela Manetta is our Vice-President and has served in that capacity since October 1, 2004. Ms. Manetta attended Simon Fraser University ("SFU") in British Columbia and graduated in 1984 with a Bachelor of Education. In 1985, she completed a one-year teaching practicum program at SFU, and has been employed as a teacher at Eric Hamber Secondary School in Vancouver, British Columbia, teaching French and Math for the past 18 years.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors does not maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our Board of Directors has determined that we do not presently have a director who meets the definition of an "audit committee financial expert." We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive. Our Board of Directors presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us for the last two fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary ($)	Bonus	Other Annual Restricted Compensation	Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Graham G. Alexander	Director, President,	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	Secretary and	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	Treasurer, Chief
	Financial Officer and
	Chief Executive
	Officer

Angela	Vice-President	2008	NIL	Nil	Nil	Nil	Nil	Nil	Nil
Manetta		2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Stock Option Grants

The following table sets forth information with respect to stock options granted to each of our directors and officers during our most recent fiscal year ended November 30, 2007:

OPTION / SAR GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS
	Number of	% of Total
	Securities	Options	Exercise
	Underlying	Granted	Price
Name	Options Granted	to Employees	(per Share)	Expiration Date

Graham G. Alexander	NIL	N/A	N/A	N/A
Chief Financial Officer and Chief
Executive Officer, President,
Secretary, Treasurer,
Director

Angela Manetta	NIL	NIL	NIL	N/A
Vice-President

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended November 30, 2005:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FISCAL YEAR
FISCAL YEAR-END OPTION/SAR VALUES

Name	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The- Money Options/SARs at Financial Year-End ($) exercisable / unexercisable

Graham G. Alexander	Nil	N/A	N/A	N/A
Chief Financial Officer
and Chief Executive
Officer, President,
Secretary, Treasurer,
Director

Angela Manetta	Nil	N/A	NIL	NIL
Vice-President

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

ITEM 12.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Directors and Officers
Common Stock	Graham G. Alexander President, Secretary, Treasurer, Chief Financial Officer and Chief Executive Officer, Director 3104 Sunnyhurst Road	6,637,480 Direct and Indirect	84.3%
Common Stock	Angela Manetta Vice President 7119 Halifax Street Burnaby, BC, Canada V5A 1M1	43,280 Direct and Indirect	0.5%
Common Stock	All Officers and Directors as a Group (2 persons)	6,680,760	84.8%
Holders of More than 5% of Our Common Stock
Common Stock	Graham G. Alexander	6,637,480	84.3%
	President, Secretary, Treasurer, Chief Financial Officer and Chief	Direct
	Executive Officer, Director
	3104 Sunnyhurst Road North Vancouver, BC, Canada V7K 2G3

Changes in Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the two most recently completed fiscal years ended November 30, 2008 and 2007 for professional services rendered by the principal accountant for the audit our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended November 30, 2008	Year Ended November 30, 2007
Audit Fees	$3,000	$2,500
Audit Related Fees	$2,500	$2,500
Tax Fees	500	NIL
All Other Fees	$2,250	$2,250
Total	$8,500	$7,250

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	2004 Stock Option Plan.(1)
10.2	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)
10.3	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)
10.4	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)
10.5	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)
10.6	Purchase Agreement dated for reference November 29, 2004 between Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)
10.7	Promissory Note dated November 29, 2004 Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)
14.1	Code of Ethics.(2)
16.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on January 29, 2005, as amended.

(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10KSB filed on February 28th, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of March, 2009.

RANCHO SANTA MONICA DEVELOPMENTS INC.

BY: /S/ GRAHAM ALEXANDER
Graham Alexander, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a member of the Board of Directors.