Form 10-Q
period 2009-02-28
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2009-04-15
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 28th, 2009

☐    Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period __________ to  ___________

COMMISSION FILE NUMBER 000-51376

RANCHO SANTA MONICA DEVELOPMENTS INC.
 (Exact name of small business issuer as specified in its charter)

NEVADA	83-0414306
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

802-610 Granville Street
Vancouver, BC, Canada
V6C-3T3

(Address of principal executive offices)

(604) 689-5661

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

Yes ☐            No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 14th , 2009, the Issuer had 8,376,999 Shares of Common Stock outstanding.

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

RANCHO SANTA MONICA DEVELOPMENTS, INC.

FINANCIAL STATEMENTS

February 28, 2009

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Balance Sheets

ASSETS
	February 28,	November 30,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash	$7,277	$4,217
Total Current Assets	7,277	4,217
PROPERTY AND EQUIPMENT, NET	294,491	296,414
TOTAL ASSETS	$301,768	$300,631

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$20,750	$19,250
Due to related parties	135,197	103,757
Convertible debt, net	66,500	63,125
Notes payable	50,000	50,000
Total Current Liabilities	272,447	236,132
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock; 100,000,000 shares authorized at $0.0001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized at $0.0001 par value, 8,366,999 and 7,866,999 shares issued and outstanding, respectively	8,367	7,867
Additional paid-in capital	614,338	364,838
Currency translation adjustment	(1,447)	-
Accumulated deficit	(591,937)	(308,206)
Total Stockholders' Equity	29,321	64,499
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$301,768	$300,631

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Operations
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	February 28,	February 29,
	2009	2008
REVENUES	$55,113	13,736
OPERATING EXPENSES
General and administrative	331,046	16,442
Professional fees	1,000	4,924
Depreciation expense	1,923	2,130
Total Operating Expenses	333,969	23,496
LOSS FROM OPERATIONS	(278,856)	(9,760)
OTHER INCOME (EXPENSE)
Interest expense	4,875	1,500
Total Other Income (Expense)	(4,875)	(1,500)
LOSS BEFORE INCOME TAXES	(283,731)	(11,260)
INCOME TAX EXPENSE	-	-
NET LOSS	$(283,731)	(11,260)
CURRENCY TRANSLATION ADJUSTMENT	(1,447)	-
COMPREHENSIVE NET INCOME (LOSS)	$(285,178)	(11,260)
BASIC LOSS PER SHARE	$(0.04)	(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,116,999	7,866,999

The accompanying notes are an integral part of these financial statements

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Stockholders' Equity
(Unaudited)

			Additional	Currency
	Common Stock		Paid-In	Translation	Accumulated
	Shares	Amount	Capital	Adjustment	Deficit	Total
Balance, November 30, 2006	7,751,999	$7,752	$136,453	$(1,400)	$(113,186)	$29,619
Common stock cancelled	-10,000	-10	10	-	-	-
Shares issued for cash at $1.00 per share	75,000	75	74,925	-	-	75,000
Net income for the year ended November 30, 2007	-	-	-	(3,435)	4,633	1,198
Balance, November 30, 2007	7,816,999	7,817	211,388	(4,835)	(108,553)	105,817
Fair value of imbedded conversion feature	-	-	112,500	-	-	112,500
Shares issued for cash at $0.82 per share	50,000	50	40,950	-	-	41,000
Net loss for the year ended November 30, 2008	-	-	-	4,835	(199,653)	(194,818)
Balance, November 30, 2008	7,866,999	7,867	364,838	-	(308,206)	64,499
Common stock issued in failed acquisition at $0.50 per share	500,000	500	249,500	-	-	250,000
Net loss for the period ending February 28, 2009	-	-	-	(1,447)	(283,731)	(285,178)
Balance, February 28, 2009	8,366,999 $	8,367	$614,338	$(1,447)	$(591,937)	$29,321

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Statements of Cash Flows
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	February 28,	February 29,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(283,731)	(11,260)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,923	2,130
Currency translation adjustment	(1,447)	-
Amortization of imbedded conversion feature	3,375	-
Common stock issued in failed acquisition	250,000	-
Changes in operating assets and liabilities:
Change in due to related parties	31,440	-
Changes in accounts payable and accrued expenses	1,500	2,000

Net Cash Used by Operating Activities	3,060	(7,130)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	-	-
Proceeds from common stock issued	-	41,000

Net Cash Provided by Financing Activities	-	41,000

NET INCREASE (DECREASE) IN CASH	3,060	33,870

CASH AT BEGINNING OF PERIOD	4,217	493

CASH AT END OF PERIOD	$7,277	34,363

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to the Condensed Financial Statements
February 28, 2009 and November 30, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2008 audited financial statements. The results of operations for the periods ended February 28, 2009 and February 29, 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

In December 2008, the Company issued 500,000 shares of its common stock in a failed acquisition. The Company is seeking the return of the shares for cancellation. The shares were valued at $0.50 per share.

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

Recent Corporate Developments

We experienced the following significant developments since February 28th , 2009:

We entered into an Agreement with AptHost Communications USA Inc. (“AptHost”) to acquire all their outstanding shares in exchange for 1,000,000 shares in the Company consisting of 500,000 tranches.

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

(1)

In consideration of Ms. Galan-Rios’s grant of all of her interests in the Solidaridad Property to us, we: (i) paid $30,000 to Ms. Galan-Rios, and (ii) issued an unsecured promissory note to Ms. Galan- Rios in the amount of $50,000, plus accrued interest at a rate of 12% per year, maturing on November 29, 2006;

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

2.2 AptHost Communications USA, Inc. Web Hosting

The Company acquired all the outstanding shares of AptHost Communications USA Inc. inexchange for 1,000,000 shares of the Company. AptHost provides web hosting services to over 2,000 clients and specializes in video hosting. Total annual revenues through to November 30th, 2008 were $443,473.48 as provided by the former officers of AptHost. The Company is currently in litigation as noted in Part II Item 1 with the former officers of AptHost to obtain exclusive access to its servers and day-to-day operations.

2.3 PLAN OF OPERATION

Our plan of operation is to acquire, manage, and develop income-producing real property in Mexico, Canada and the United States. Our ParaYso Hotel in Tulum Mexico currently produces income and has been in operations since February 7th, 2007.

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:

MILESTONES AND OBJECTIVES	ANTICIPATED COST	TIME FRAME
PHASE I – FIND NEW REVENUE GENERATING STREAMS FROM	$5,000	1 Month
THE SOLIDARIDAD PROPERTY

PHASE II – AQUIRING OTHER DEVELOPMENT OR INCOME	$50,000	3 Months
PRODUCING PROPERTIES IN CANADA OR UNITED STATES

- Visit areas in Canada and the United States reviewing real estate development opportunities
- Negotiate purchase of lands
- Cash deposit required to secure potential land parcels

PHASE III – AQUIRING OTHER DEVELOPMENT OR INCOME	$50,000	12 Months
PRODUCING PROPERTIES IN MEXICO

- Visit other resort areas in Mexico to review real estate development opportunities
- Negotiate purchase of lands
- Cash deposit required to secure potential land parcels
TOTAL	$105,000	-

We anticipate spending approximately $105,000 in the next 12 months in pursuing our plan of operations Currently, we have cash of $7,277 which is insufficient to allow us to meet our current commitments and to complete our plan of operation for the next twelve months. We are will need substantial additional financing in order to implement our long term business strategy and plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

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

Our total expenditures over the next twelve months are anticipated to be approximately $160,000.

LIQUIDITY AND CAPITAL RESOURCES

As of April 14th, 2009 we had cash on hand of $2,456. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We are currently under operations for our Solidaridad Property.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this quarterly report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 28th, 2009 and for all periods presented in the attached financial statements, have been included. Interim results for the six month period ended February 28th, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

2.4.8 Reliance on Executive

The Company will depend extensively on its executive management raise sufficient capital.

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

2.4.12 Real Property Development and Ownership

Real estate developments and investments are generally subject to varying degrees of risk depending on the nature of the property. Such risks include changes in general economic conditions , government regulation (such as taxation of property and environmental legislation) and the attractiveness of hotel suites to potential purchasers. In addition, each segment in the real estate development industry is capital intensive and is typically sensitive to interest rates. The income generated by the Property in which the Company has an interest is dependent upon general economic conditions and, accordingly, the return to investors may be affected by changes in those conditions. Certain significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges must be made regardless of whether or not a property is producing sufficient income to service such expenses. In addition, the Property of the Company may be subject to mortgages to complete the purchase of a particular Property which require debt service payments. If the Company is unable or unwilling to meet mortgage payments on any property, losses could be sustained as a result of the exercise by the mortgagee of its rights of foreclosure or sale.

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

Various factors can affect the timing and profitability of real estate development. There is no assurance that such plans will be met on a timely basis or at all. There is also no assurance that the Property can be rented to a sufficient occupancy level to make the development economically viable. The Company will be subject to risks inherent in the ownership of land intended for the future development of commercial real estate including: (i) unforeseen delays with the municipal approval process; (ii) cost overruns; (iii) the inability to secure the appropriate permits and other necessary approvals in a timely and cost-effective manner; (iv) the inability to rent sufficient rooms to an occupancy level that is viable; and (v) the inability to obtain suitable property for development.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We commenced an action on February 3rd, 2009 against the principals of AptHost and its affiliated companies for breach of contract, intential interference with business, fraudulent conveyance, and both preliminary and permanent injunctive relief.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	2004 Stock Option Plan.(1)

10.2	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)

10.3	Management Consulting Agreement dated October 1, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)

10.4	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Graham G. Alexander.(1)

10.5	Extension Agreement dated December 31, 2004 between Rancho Santa Monica Developments Inc. and Angela Manetta.(1)

10.6	Purchase Agreement dated for reference November 29, 2004 between Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)

10.7	Promissory Note dated November 29, 2004 Monica Galan-Rios and Rancho Santa Monica Developments Inc.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on January 29, 2005, as amended.

REPORTS ON FORM 8-K

We filed the following Current Reports on Form 8-K during the fiscal quarter ended February 28th, 2009:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
December 1, 2008	December 4, 2008	Acquisition Agreement of AptHost Communications USA Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date:	April 14th , 2009	By:	/s/ Graham G. Alexander
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)