Form 10-Q
period 2009-05-31
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2009-07-15
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31st, 2009

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

Yes ☐            No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 2nd, 2009, the Issuer had 8,886,999 Shares of Common Stock outstanding.

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

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Consolidated Balance Sheets

ASSETS

	May 31,	November 30,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash	$24,054	$4,217
Accounts Receivable, net	91,965	-
Total Current Assets	116,019	4,217
PROPERTY AND EQUIPMENT, NET	292,568	296,414
OTHER ASSETS
Goodwill	477,847	-
Total Other Assets	477,847	-
TOTAL ASSETS	$886,434	$300,631

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$29,000	$19,250
Due to related parties	164,194	103,757
Convertible debt, net	110,625	63,125
Notes payable	50,000	50,000

Total Current Liabilities	353,819	236,132

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock; 100,000,000 shares authorized at $0.0001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized at $0.0001 par value, 8,866,999 and 7,866,999 shares issued and outstanding, respectively	8,867	7,867
Additional paid-in capital	863,838	364,838
Other comprehensive income	(1,828)	-
Accumulated deficit	(338,262)	(308,206)

Total Stockholders' Equity	532,615	64,499

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$886,434	$300,631

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
REVENUES
Hotel revenue	$27,646	$35,211	$82,759	$48,947
Hosting revenue	222,506	-	424,927	-
Total Revenue	250,152	35,211	507,686	48,947
OPERATING EXPENSES
General and administrative	209,217	16,283	445,135	32,725
Professional fees	31,511	6,763	31,511	11,687
Depreciation expense	1,923	1,924	3,846	4,054
Total Operating Expenses	242,651	24,970	480,492	48,466
INCOME (LOSS) FROM OPERATIONS	7,501	10,241	27,194	481
OTHER INCOME (EXPENSE)
Interest expense	(52,375)	(1,500)	(57,250)	(3,000)
Total Other Income (Expense)	(52,375)	(1,500)	(57,250)	(3,000)
LOSS BEFORE INCOME TAXES	(44,874)	8,741	(30,056)	(2,519)
PROVISION FOR INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$(44,874)	$8,741	$(30,056)	$(2,519)
CURRENCY TRANSLATION ADJUSTMENT	(381)	-	(1,828)	-
COMPREHENSIVE NET INCOME (LOSS)	$(45,255)	$8,741	$(31,884)	$(2,519)
BASIC INCOME (LOSS) PER SHARE	$(0.01)	$0.00	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,866,999	7,866,999	8,533,666	7,854,499

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Consolidated Statements of Stockholders' Equity

			Additional	Currency
	Common Stock		Paid-In	Translation	Accumulated
	Shares	Amount	Capital	Adjustment	Deficit	Total
Balance, November 30, 2006	7,751,999	$7,752	$136,453	$(1,400)	$(113,186)	$29,619
Common stock cancelled	-10,000	-10	10	-	-	-
Shares issued for cash at $1.00 per share	75,000	75	74,925	-	-	75,000
Net income for the year ended November 30, 2007	-	-	-	(3,435)	4,633	1,198
Balance, November 30, 2007	7,816,999	7,817	211,388	(4,835)	(108,553)	105,817
Fair value of imbedded conversion feature	-	-	112,500	-	-	112,500
Shares issued for cash at $0.82 per share	50,000	50	40,950	-	-	41,000
Net loss for the year ended November 30, 2008	-	-	-	4,835	(199,653)	(194,818)
Balance, November 30, 2008	7,866,999	7,867	364,838	-	(308,206)	64,499
Stock issued to purchase subsidiary at $0.48 per share (unaudited)	1,000,000	1,000	499,000	-	-	500,000
Net loss for the six months ended May 31, 2009 (unaudited)	-	-	-	(1,828)	(30,056)	(31,884)
Balance, May 31, 2009 (unaudited)	8,866,999	$8,867	$863,838	$(1,828)	$(338,262)	$532,615

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	May 31,	May 31,
	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$(30,056)	(2,519)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,846	4,054
Currency translation adjustment	(1,828)	-
Amortization of imbedded conversion feature	47,500	-
Changes in operating assets and liabilities:
Changes in accounts receivable	(91,965)	-
Changes in accounts payable and accrued expenses	31,903	20,004

Net Cash Used In/Provided By Operating Activities	(40,600)	21,539

INVESTING ACTIVITIES
Purchase of property and equipment	-	(140,500)
Net Cash Used in Investing Activities	-	(140,500)

FINANCING ACTIVITIES
Proceeds from notes payable	-	105,000
Change in due to related parties	60,437	(8,991)
Proceeds from common stock issued	-	41,000

Net Cash Provided by Financing Activities	60,437	137,009

NET INCREASE (DECREASE) IN CASH	19,837	18,048
CASH AT BEGINNING OF PERIOD	4,217	493

CASH AT END OF PERIOD	$24,054	18,541

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCIING ACTIVITIES

Stock issued for acquisiton of subsidiary	$500,000	$-

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to the Consolidated Financial Statements
May 31, 2009 and November 30, 2008

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2008 audited financial statements. The results of operations for the periods ended May 31, 2009 and May 31, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to the Consolidated Financial Statements
May 31, 2009 and November 30, 2008

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

 NOTE 4 – SIGNIFICANT EVENTS

On December 1, 2008 the Company, entered into an Agreement to purchase all of the outstanding shares of AptHost Communications USA Ltd (“Apthost”) whereby the Company would issue 1,000,000 shares of its common stock for 500,000 shares of the common stock of AptHost representing all the outstanding shares of AptHost. The shares were issued to three shareholders of AptHost consisting of Brian French, Cody McLain, and Josuee Shang Ortiz (the “Shareholders’). The Shareholders in addition signed non-compete agreements with the Company. The shares are subject to a two year lock-up period as per the Agreement.

Due to pending litigation between the two parties over certain aspects of the purchase and the resulting uncertainty of the acquisition, results for AptHost were not included in the Company’s filing for the period ending February 28, 2009.  During the period ended May 31, 2009, all disputes were resolved and the purchase was finalized.  These financial statements report the consolidated results of both companies as of December 1, 2008.  The Company will file an amended 10Q for the period ended February 28, 2009 to reflect this change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate Background

Our company currently owns and operates a specialized web hosting company, AptHost Communications USA Inc. (“AptHost”) (www.apthost.com). Our client base exceeds 3,000 clients and estimated annual sales are over $700,000 with an average of two hundred new signups a month. To service our growing client base, we have over 150 dedicated servers and 33 Virtual Private Servers, Reseller, and Semi-Dedicated Servers. We primarily host clients who require FFMPEG codex, a computer program that can record, convert and stream digital audio and video in numerous formats.

In addition to our AptHost operation, we own a resort property in Tulum, Mexico. The resort, named Hotel ParaYso, is an ocean front property hotel located on the Caribbean beaches of Tulum, Quintana Roo, Mexico. Our Company owns a resort property and in addition to the management of its operations, has constructed certain facilities and provides management services for the apartment units constructed on the adjoining property.

Recent Corporate Developments

We experienced the following significant developments through May 31st , 2009:

1.

On May 8th, 2009, entered into a settlement agreement with the shareholders of AptHost whereby we issued an additional 500,000 shares of common stock (for cumulative sum of 1,000,000 shares) in Rancho to the former shareholders of AptHost.

2.	On May 8th, 2009 Cody McLain was appointed as President and Director of AptHost and Joshuee Shang Ortiz as Officer and Director of AptHost.

3.	On May 8th, 2009 US Nevada Southern District Court case 0902-224 was dismissed with prejudice.

4.	On May 15th, 2009 Joshue Shang Ortiz resigned as an Officer and Director of AptHost.

5.	On May 29th, 2009, SoftLayer Technologies Inc. was dismissed with prejudice.

2.1 AptHost Communications USA Inc. (www.apthost.com)

2.1.1 Summary

Founded in 2000 and based in Seattle, WA, AptHost provides domain registration and web hosting services, worldwide. This segment of our company currently has sales totaling over $52,000 per month and hosts 3,000+ clients and services 18,000+ domains. AptHost.com plans to focus on the following markets:

(1)	FFMPEG Hosting for Shared, Reseller, VPS, Semi-Dedicated and Dedicated Servers
(2)	Management Service for Dedicated Servers
(3)	Domain registration and management
(4)	Digital streaming solutions
(5)	Security products

Our company was the first company in the world to bring shared FFMPEG hosting to the web hosting market. AptHost’s customer base includes personal use consumers as well as business customers. Our business clients span all types of businesses, including start-ups. Bringing FFMPEG Video hosting to a shared hosting market has sparked a major industry boom, making it affordable for virtually anyone to have their own video website.

Projected revenues at the company’s current growth rate for 2009, is $794,000. To date, the company has not sought any initial investment and has been cash flow positive since March 2007.

Mission

The mission of AptHost.com provides a complete hosting solution designed to meet the growing demands of the video hosting market. It aims to service a wide range of clients and to make FFMPEG video hosting affordable for anyone in need of a high quality video website.

AptHost.com has established a reputation for quality service at an affordable price and plans to enhance its image in the industry as a top solution provider. The company is also a developer of advanced software applications that cater to the various market niches that offer vertical growth opportunities. Below are a few of the opportunities our company has already identified as targets to expand services to sub-markets within the web hosting industry:

  Social Media/Video Sharing
  Tomacat Hosting
  Joomla Hosting
  Managed Hosting Automation Tools

Products and Services

AptHost.com currently provides Shared, Reseller, Virtual Private Servers, Semi-Dedicated and Dedicated Hosting solutions. The company currently hosts approximately 18,000 domains on its shared servers alone. Additionally, the company hosts and manages over 85 dedicated servers which have an unknown number of domains.

AptHost feels that the FFMPEG market segment has largely been over looked by the larger hosting companies because of the amount of "specialty support" required by this segment. AptHost.com has overcome this by developing proprietary software that enables us to provide faster support with less staff. We have through this software managed to keep our staffing levels down and maintain higher quality of support at the same time.

With current Staff, hardware and facilities, the company can do the following:

  Provide shared hosting for over 3,000 clients

  Provide VPS Hosting for 150+ clients
  Design and build database driven web solutions
  Provide Managed Dedicated Server solutions to 500+ customers
  Offer domain registration services
  Offer SSL certificates

Results of Operations

Revenue for the three months ended May 31, 2009 increased 610% over the same period ended May 31, 2008 due to the acquisition of AptHost which contributed over $222,000 in revenue during the period. During the six months ended May 31, 2009 revenue increased by 937% over the same period ended May 31, 2008 again due to the exceptional performance of AptHost. During this period, AptHost contributed an additional $424,927 in revenue.

Below is a graphical summary of Revenue for 2008 and 2009 to date respectively:

During the three months and six months ended May 31, 2009 the Company saw total operating expenses increase by 872% and 891% over the same periods ended May 31, 2008, respectively. This increase is related to the acquisition and operation of AptHost. The company spent over $30,000 in litigation costs related to malicious code imbedded by since terminated employees. This accounted for 127% of the change in total operating expenses for the three months ended May 31, 2009. Both segments of the Company have seen general and administrative expenses decline as a percentage of revenue over the last two fiscal quarters. The Company attributes this to the finalization of the merger and expects this trend to continue as management and employees are able to focus on building each segment of the business.

Interest expense increased dramatically over the three and six month periods ended May 31, 2009 due to expenses related to the amortization of a beneficial conversion feature of its convertible debt. This convertible feature is being amortized the year of the conversion window which ends during the reporting period ended August 31, 2009. Without this non cash amortization of the conversion feature, revenues for the three and six month periods ended May 31, 2009 and 2008 would have improved from losses of $44,874 and $30,056 to income of $6,181 and $24,194.

Over the last two months May and June, AptHost has gone through a litigation process involving the discovery of malicious code on its servers and network. The code has since been removed and involving employees are no longer with the company. AptHost has since moved to a new datacenter to fulfill its customer needs for better service and uptime. As a result, the Company can now report its services have been expanded to offer 24/7 online support and an upgrade of its Hosting Services with the addition of using The Planet Internet Services to provide web hosting services. Due to these improvements, the company expects an upward trend in both sales and customer base, even without significant advertising increases. In other words, even if the status quo is maintained, with no advertising injection, we do still expect a positive upwards trend.

Monthly New Sign Ups

During the calendar year from January 2008 through December 2008 the company has double the rate at which clients are signing up for service. We attribute much of our rapid growth and ability to add new clients at such a fast pace to our proprietary software that has allowed us to provide faster support to our clients. Being the market leader in the development of this segment of video hosting has allowed us to get ahead of our competition and develop a reputation for having the latest and best webhosting technology. Below is a summary of the monthly new signups for 2008 and 2009 to date respectively:

A Summary of Completed Orders per Month for 2008
330
300
270
240
210
180
150
120
90
60
30
0
140
169
211
252
268
307
313
293
261
246
262
283
Jan
Feb
Mar
Apr
May
Jun
Jul
Aug
Sep
Oct
Nov
Dec

A Summary of Completed Orders per Month for 2009
330
300
270
240
210
180
150
120
90
60
30
0
325
330
305
307
242
23
0
0
0
0
0
0
Jan
Feb
Mar
Apr
May
Jun
Jul
Aug
Sep
Oct
Nov
Dec

Again, as a result of the last two months of litigation and the discovery of malicious code on its servers and network, we resulted in decrease in new signups. The code has since been removed and involving employees are no longer with the company. We expect to reestablish a positive trend of new signups in the months to come.

Market Analysis

Industry analysts predict that the future of out-sourced web hosting is positive. Research by top ranked industry analysts International Data Corporation, Forrester Research and Ing Barings, indicates that custom hosting solutions such as dedicated, co-located, and managed services are the key growth areas of the future. Furthermore, research by Deutsche Bank states that managed services carry 45% margins and are considered the most important future source for web host providers.

AptHost.com is already providing a wide selection of hosting services but what sets us apart are the specialty features we provide with them. Management feels that FFMPEG Hosting is going to see huge growth for years to come as more and more scripts become available that allow people with little or no experience to publish sites. Combined with our custom built automation processes, clients will be able to have a site setup and offering videos in a matter of minutes. These sites can have individual themes that cater to special interests and will all have the ability to earn money from advertising.

With this opportunity, many people are rushing to publish social media sites resulting in unprecedented growth. Below are articles describing the current market conditions and helps demonstrate the potential growth within the industry.

June 21, 2007

By Georg Szalai/The Hollywood Reporter NEW YORK The global entertainment and media industry will expand at a 6.4 percent compound annual growth rate over five years to hit $2 trillion in 2011, according to PricewaterhouseCoopers’ “Global Entertainment and Media Outlook: 2007-2011.”

One estimate likely to cause a stir includes the prediction that U.S. spending on Internet advertising and access will surpass spending on newspaper publishing in 2009.Globally, PwC expects Internet advertising and access spending to grow from an estimated $177 billion in 2006 to $332 billion in 2011, making for a 13.5 percent compound annual growth rate.

Source - http://bussola.wordpress.com/2007/06/22/global-media-outlook-2-tril-by-2011/

“There are 94 million Internet users in Japan (representing 73.8% of the population), according to Internet World Stats in June 2008. This was up 99.7% compared to 2000.” (Internet World Stats, August 2008) (source - http://www.etcnewmedia.com/review/default.asp?SectionID=11&CountryID=65)

Customers and Target Markets

The company's customer base includes all consumers and all small- to medium-sized businesses, including start-ups. They are mainly focused on developing video sharing and social media sites, with the potential to branch out into live streaming and eventually have their own online TV station.

Target Market Segment Strategy

AptHost’s primary market niche was pursued due to its rapid growth potential. As a recently new market, it has shown potential opportunities to grow business within the FFMPEG market as well as significant opportunity to grow the company vertically into related markets. Being the first to bring FFMPEG to the shared hosting market has been instrumental in building the AptHost brand and has positioned our company to take advantage of the current demand for video hosting websites.

Our secondary market is VPS and dedicated servers. This is a natural fit for us as many of our clients will outgrow their shared plans quickly due high demand for bandwidth and other server resources for their sites. Our company anticipated this need and has secured sufficient VPS and dedicated server capacity to accommodate this need seamlessly for our clients. Although it is our secondary market, it is fast growing into a very profitable one with margins in the 40 to 60% range.

The third market for us is managed services. This market is, as is our secondary market, a derivative of the current strengths of the company. As clients move from shared to dedicated servers, most will not have the in house expertise to manage their own servers. AptHost offers 3 management plans to match the needs of each client.

Competition

Competition comes from established hosts currently offering similar hosting solutions and by new companies attempting to gain market share.

Key competitors are detailed as follows:

Cirtex & HostV - An established company located in New York, NY. The owner of Cirtex started offering FFMPEG before us by a few months but only to VPS and dedicated server clients. Following our lead they soon started offering it on a shared platform as well. They have recently launched a second site called HostV that handles only Dedicated and VPS clients. Cirtex does not however seem to be interested in branding itself as a FFMPEG provider like AptHost.

Glowhost - Entered the FFMPEG market in October of 2007. Similar to AptHost, they also offer a full selection of hosting platforms and are becoming known for supporting FFMPEG. The company seems to offer a good service however, they have been unable to capture the market share that AptHost has as evidenced by their popularity and traffic graphs show below.

Vistapages - A Canadian owned and operated company, Vistapages has similar roots to AptHost.com, focusing on the Canadian market. Vistapages’ has experienced success but they have been unable to match AptHost’s growth rate during last year. The company claims to have 12,000 domains hosted after four years, which is a significant number of domains, however AptHost feels confident that due to Vistapages’ higher pricing structure over all and poor customer satisfaction account it will continue to lag behind AptHosts unmatched growth rate.

AptHost.com In order to compare AptHost with its competitors, below is our company’s Alexa ranking. As can be noted, our ranking is improving notably each month as more and more visitors find their way to the site. AptHost is not only competitive with all its major competitors; it consistently outperforms them in some of the key performance metrics.

Marketing Mix

AptHost.com provides quality support, innovative features and a total package solution which gets a client on the web quickly and professionally.

AptHost.com pricing is highly competitive making us the hosting provider to choose. Our extensive abilities, experience and track record on customer satisfaction are compelling reasons for clients to signup with AptHost.

Sales Strategy

AptHost markets to a diverse base of customers. We aim to provide end to end services and support combined with competitive pricing. Our main focus is a value product, the combination of quality and affordability. Through our innovations in the FFMPEG market, we have been able to consistently provide better and better products, with faster and more attentive customer service all while lowering costs. This has allowed us to ensure we maintain a competitive pricing model at all times and continue to work on branding AptHost as a quality hosting provider and one that has the solution for any clients needs. As a provider of a complete solution, we are positioned to form a longstanding partnership with our clients through our ability to tailor our service over and over again to meet our customer’s evolving needs.

Positioning

AptHost has positioned itself as a leader in the development of FFMPEG hosting in a shared server environment. We have added to our hosting service free script installation and quality support on the varied scripts clients desire for their sites. We intend to further solidify our position as a leader in the FFMPEG market by creating increasing value for our clients through the continued development of software and support for the creation and maintenance of websites, the additional development of products and scripts, and the ability to support customers long term through vertical integration of related services.

Promotion

Affiliate programs have become a popular way to get others to promote products. Our affiliate program will be strengthened with larger payouts to entice affiliates to send traffic to apthost.com. Word of mouth has always been a powerful way to promote our business and we will continue employ the talents of professionals to promote through word of mouth advertising on industry related forums, blogs and review sites where they are respected members.

Pricing

Our products and services are priced to initially attract the lower end, beginner users within the market with incentives to move the client into higher revenue, longer term agreements. Since moving to this pricing structure on our shared plans, we have seen a huge increase in monthly revenue and new signups. We carry similar incentives on all our plans, but we have seen the most success with signing up customers on basic plans first and then selling add on services as they see everything AptHost can offer their companies.

On the dedicated server plans, we moved to a price-match model the retail pricing of our main dedicated server vendor, (ServerBeach). This is with the intent that when our clients compare pricing, ours compares favorably. It has been a successful strategy to have the same aggressive pricing as one of the most well-advertised, dedicated server providers on the Internet. We believe that AptHost outperforms ServerBeach in added services, which gives AptHost the edge in retaining and serving clients long-term.

Glossary of terms

  FFmpeg hosting is a term that is used to refer to any "assortment of software which is available, which helps in recording, converting and streaming a digital video or an audio"[1], and to those domain registrars and web hosting companies which provide the above assortment of software to video hosting services.

  Virtual private server, also known as Virtual Dedicated Server (VDS), a type of web hosting based on the concept of partitions on mainframes and advanced resource scheduling to divide a computer into many virtually isolated servers. It is a server that runs inside another server. Each VDS acts like a dedicated server but shares the same hardware. • FFMPEG

  Dedicated hosting service, dedicated server, or Managed hosting service are types of Internet hosting where the client leases an entire server not shared with anyone. This is more flexible than shared hosting, as organizations have full control over the server(s), including choice of operating system, hardware, etc. Server administration can usually be provided by the hosting company as an add-on service. In some cases a dedicated server can offer less overhead and a larger return on investment.

  Apache Tomcat is the servlet container that is used in the official Reference Implementation for the Java Servlet and JavaServer Pages technologies.

  Joomla is one of the most powerful Open Source Content Management Systems on the planet. It is used all over the world for everything from simple websites to complex corporate applications. Joomla is easy to install, simple to manage, and reliable.

  Social Media describes the online tools and platforms that people use to share opinions, insights, experiences, and perspectives with each other. Social media can take many different forms, including text, images, audio, and video. Popular social mediums include blogs, message boards, podcasts, wikis, and vlogs

2.2 Hotel ParaYso Resort, Tulum, Quintana Roo, Mexico

Our company separately owns and operates property (the “Solidaridad Property”) in Tulum, Mexico as noted in Figure 1. The property consists of two developable pods where an additional 15 hotel units can be built. The hotel has been open since February 7th, 2007. We also manage the adjoining 11 hotel suites and receive income from the supply of management services. In November 29, 2005 the Company entered into an agreement with Monica Galan-Rios for the purchase of certain lands located in Solidaridad, Mexico consisting of approximately 1,220 square meters, See Figure 1 below.

2.2.1 Location of Hotel ParaYso Resort, Tulum, Quintana Roo, Mexico

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

 Figure 1
Property Location

2.3 PLAN OF OPERATION

AptHost plans to devote $200,000 to the development and advertising budget for the 2009 fiscal year. The company primarily needs capital to fund three areas of controlled growth in the company:

  Increased personnel to handle increased sales and service.
  Increase advertising for the purpose of branding and increase sales.
  Research and development to bring new products to the market.

MILESTONES AND OBJECTIVES

The table below highlights our milestones and objectives over the next twelve months:

	ANTICIPATED
MILESTONES AND OBJECTIVES	COST	TIME FRAME

PHASE I – FINANCE THE MOVE TO BELLEVUE WASHINGTON	$100,000	6 Months
AND COMMENCE ADVERTISING CAMPAIGN
AptHost Communications USA Inc.

PHASE II – FINANCE AN CONTINUED ADVERTISING AND	$100,000	12 Months
PROMOTION CAMPAIGN AptHost Communications USA Inc.

PHASE III – PUBLIC COMPANY MAINTENCE AND CANADIAN	$50,000	12 Months
LISTING Finance the continued maintenance of the public company, Rancho Santa Monica Developments, Inc. - Accounting Fees - Legal Fees, Auditor Fees
TOTAL	$250,000	-

We anticipate spending approximately $250,000 in the next 12 months in pursuing our plan of operations. Currently, we have cash of $1,456 which is insufficient to allow us to meet our current commitments and to complete our plan of operation. We will require substantial additional financing in order to implement our long term business strategy and plan of operation. It is anticipated that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2009 we had cash on hand of $24,054. Since inception, we have issued common stock to raise money for operations and for property acquisitions. Currently, our Solidaridad Property is fully operational.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this quarterly report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2009 and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended May 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

2.4. RISKS AND UNCERTAINTIES

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address. As a result, the market price of our common stock decline.

Recently general worldwide economic conditions have experienced a deterioration due to credit conditions resulting from the recent financial crisis affecting the banking system and financial markets and other factors, slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, the ongoing effects of the war in Iraq and Afghanistan, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for both us and our customers to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our services, which could delay and lengthen our new customer sales cycle and cause existing customers to do one or more of the following:

  Cancel or reduce planned expenditures for our services;
  Seek to lower their costs by renegotiating their contracts with us;
  Move their hosting services in-house; or
  Switch to lower-priced solutions provided by us or our competitors.

Customer collections are our primary source of cash. We have historically grown through a combination of an increase in new customers and revenue growth from our existing customers. We have experienced a decrease in revenue from our existing customer base, and if the current market conditions continue to deteriorate we may experience continued or more substantial decrease in revenue from our customer base, including through reductions in their commitments to us, and/or longer new customer sales cycles. If these events were to occur, we could experience a decrease in revenues and reduction in operating margins. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. We have experienced an increase in our allowance for doubtful accounts already. If our customers’ ability to pay is further challenged, we may be required to further increase our allowance for doubtful accounts. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery. If the economy or markets in which we operate do not continue at their present levels or continue to deteriorate, we may record additional charges related to the impairment of goodwill and other long-lived assets, and our business, financial condition and results of operations could be materially and adversely affected.

Finally, like many other stocks, our stock price decreased during the onset of the economic downturn. Although our stock price has recently increased, if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a continued worldwide economic downturn, our stock price could decrease again.

If we are unable to manage our growth effectively our financial results could suffer and our stock price could decline.

The growth of our business and our service offerings has strained our operating and financial resources. Further, we intend to continue to expand our overall business, customer base, headcount, and operations. Creating a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our operating and financial system capabilities and controls. If our information systems are unable to support the demands placed on them by our growth, we may be forced to implement new systems which would be disruptive to our business. We may be unable to manage our expenses effectively in the future due to the expenses associated with these expansions, which may negatively impact our gross margins or operating expenses. If we fail to improve our operational systems or to expand our customer service capabilities to keep pace with the growth of our business, we could experience customer dissatisfaction, cost inefficiencies, and lost revenue opportunities, which may materially and adversely affect our operating results.

Our physical infrastructure is concentrated in very few facilities and any failure in our physical infrastructure or services could lead to significant costs and disruptions and could reduce our revenues, harm our business reputation and have a material adverse effect on our financial results.

Our network and power supplies and data centers are subject to various points of failure, and a problem with our generators, uninterruptible power supply, or UPS, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for some or all of our customers or equipment damage. Because our hosting services do not require geographic proximity of our data centers to our customers, our hosting infrastructure is consolidated into a few large facilities. Accordingly, any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. While data backup services are included in our hosting services, the majority of our customers do not elect to pay the additional fees required to store their backup data offsite in a separate facility. The total destruction or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of vast amounts of customer data. Since our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. The services we provide are subject to failure resulting from numerous factors, including:

  Human error or accidents (such as an airplane crash into one of our facilities, some of which are located near major airports);
  Power loss;
  Equipment failure;
  Internet connectivity downtime;
  Improper building maintenance by the landlords of the buildings in which our facilities are located;
  Physical or electronic security breaches;
  Fire, earthquake, hurricane, tornado, flood, and other natural disasters;
  Water damage;
  Terrorism;
  Sabotage and vandalism; and

  Failure by us or our vendors to provide adequate service to our equipment.

Additionally, in connection with the expansion or consolidation of our existing data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.

We have experienced interruptions in service in the past, due to such things as power outages, power equipment failures, cooling equipment failures, routing problems, hard drive failures, database corruption, system failures, software failures, and other computer failures.

Any future interruptions could:

  Cause our customers to seek damages for losses incurred;
  Require us to replace existing equipment or add redundant facilities;
  Damage our reputation as a reliable provider of hosting services;
  Cause existing customers to cancel or elect to not renew their contracts; or
  Make it more difficult for us to attract new customers.

Any of these events could materially increase our expenses or reduce our revenues, which would have a material adverse effect on our operating results.

If we are unable to maintain a high level of customer service, customer satisfaction and demand for our services could suffer.

We believe that our success depends on our ability to provide customers with quality service that not only meets our stated commitments, but meets and then exceeds customer service expectations. If we are unable to provide customers with quality customer support in a variety of areas, we could face customer dissatisfaction, decreased overall demand for our services, and loss of revenues. In addition, our inability to meet customer service expectations may damage our reputation and could consequently limit our ability to retain existing customers and attract new customers, which would adversely affect our ability to generate revenue and negatively impact our operating results.

We may not be able to continue to add new customers and increase sales to our existing customers, which could adversely affect our operating results.

Our growth is dependent on our ability to continue to attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our services may be inhibited and we may be unable to sustain growth in our customer base, for a number of reasons, such as:

  Our inability to market our services in a cost-effective manner to new customers;
  The inability of our customers to differentiate our services from those of our competitors or our inability to effectively communicate such distinctions;
  Our inability to successfully communicate to businesses the benefits of hosting;
  The decision of businesses to host their Internet sites and web infrastructure internally or in colocation facilities as an alternative to the use of our hosting services;
  Our inability to penetrate international markets;
  Our inability to expand our sales to existing customers;

  Our inability to strengthen awareness of our brand; and
  Reliability, quality or compatibility problems with our services.

A substantial amount of our past revenue growth was derived from purchases of service upgrades by existing customers. Our costs associated with increasing revenues from existing customers are generally lower than costs associated with generating revenues from new customers. Therefore, a reduction in the rate of revenue increase or a rate of revenue decrease from our existing customers, even if offset by an increase in revenues from new customers, could reduce our operating margins.

Any failure by us to continue attracting new customers or grow our revenues from existing customers for a prolonged period of time could have a material adverse effect on our operating results.

Our existing customers could elect to reduce or terminate the services they purchase from us because we do not have long-term contracts with our customers, which could adversely affect our operating results.

Our customer contracts for our services typically have initial terms of one to two years, which unless terminated, may be renewed or automatically extended on a month-to-month basis. Our customers have no obligation to renew their services after their initial contract periods expire. Moreover, our customers could cancel their service agreements before they expire. Our costs associated with maintaining revenue from existing customers are generally much lower than costs associated with generating revenue from new customers. Therefore, a reduction in revenue from our existing customers, even if offset by an increase in revenue from new customers, could reduce our operating margins. Any failure by us to continue to retain our existing customers could have a material adverse effect on our operating results.

If we fail to hire and retain qualified employees and management personnel, our growth strategy and our operating results could be harmed.

Our growth strategy depends on our ability to identify, hire, train, and retain IT professionals, technical engineers, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic, and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, specifically in the San Antonio, Texas area, where we are headquartered and a majority of our employees are located, and we compete with other companies for this limited pool of potential employees. There is no assurance that we will be able to recruit or retain qualified personnel, and this failure could cause our operations and financial results to be negatively impacted.

Our success and future growth also depends to a significant degree on the skills and continued services of our management team, especially Graham Alexander, our Chairman, and Cody McLain, our Chief Executive Officer and President.

Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our operating results may fluctuate due to a variety of factors, including many of the risks described in this section, which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our operating results for any prior periods as an indication of our future operating performance. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of long-term future revenue. Given relatively fixed operating costs related to our personnel and facilities, any substantial adjustment to our expenses to account for lower than expected levels of revenue will be difficult and take time. Consequently, if our revenue does not meet projected levels, our operating expenses would be high relative to our revenue, which would negatively affect our operating performance.

Increased Internet bandwidth costs and network failures may adversely affect our operating results.

Our success depends in part upon the capacity, reliability, and performance of our network infrastructure, including the capacity leased from our Internet bandwidth suppliers. We depend on these companies to provide uninterrupted and error-free service through their telecommunications networks. Some of these providers are also our competitors. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have experienced and expect to continue to experience interruptions or delays in network service. Any failure on our part or the part of our third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for our services and damage our business.

As our customer base grows and their usage of telecommunications capacity increases, we will continue to need to make additional investments in our capacity to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, our business would suffer if our network suppliers increased the prices for their services and we were unable to pass along the increased costs to our customers.

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater brand recognition, and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

  Develop superior products or services, gain greater market acceptance, and expand their service offerings more efficiently or more rapidly;
  Adapt to new or emerging technologies and changes in customer requirements more quickly;
  Bundle hosting services with other services they provide at reduced prices;
  Take advantage of acquisition and other opportunities more readily;
  Adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, and sales of their services; and
  Devote greater resources to the research and development of their products and services.

Our acquisitions may divert our management’s attention, result in dilution to our stockholders and consume resources that are necessary to sustain our business.

We have made acquisitions and, if appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

  The difficulty of assimilating the operations and personnel of the combined companies;
  The risk that we may not be able to integrate the acquired services or technologies with our current services, products, and technologies;
  The potential disruption of our ongoing business;
  The diversion of management attention from our existing business;
  The inability of management to maximize our financial and strategic position through the successful integration of the acquired businesses;
  Difficulty in maintaining controls, procedures, and policies;
  The impairment of relationships with employees, suppliers, and customers as a result of any integration;
  The loss of an acquired base of customers and accompanying revenue; and
  The assumption of leased facilities, other long-term commitments or liabilities that could have a material adverse impact on our profitability and cash flow.

As a result of these potential problems and risks, businesses that we may acquire or invest in may not produce the revenue, earnings, or business synergies that we anticipated. In addition, there can be no assurance that any potential transaction will be successfully identified and completed or that, if completed, the acquired business or investment will generate sufficient revenue to offset the associated costs or other potential harmful effects on our business.

We have and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, \ have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In order to respond to additional regulations applicable to public companies, such as Section 404 of the Sarbanes-Oxley Act, we have hired a number of finance and accounting personnel. We use independent contractors to fill certain positions and provide certain accounting functions. In the future, we may be required to hire additional full-time accounting employees to fill these and other related finance and accounting positions. Some of these positions require candidates with public company experience, and we may be unable to locate and hire such individuals as quickly as needed, if at all. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands resulting from being a public company, the quality and timeliness of our financial reporting may suffer and we could experience internal control weaknesses. Any consequences resulting from inaccuracies or delays in our reported financial statements could have an adverse effect on the trading price of our common stock as well as an adverse effect on our business, operating results, and financial condition.

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

Real Property Development and Ownership

Real estate developments and investments are generally subject to varying degrees of risk depending on the nature of the property. Such risks include changes in general economic conditions, government regulation (such as taxation of property and environmental legislation) and the attractiveness of hotel suites to potential purchasers. In addition, each segment in the real estate development industry is capital intensive and is typically sensitive to interest rates. The income generated by the Property in which the Company has an interest is dependent upon general economic conditions and, accordingly, the return to investors may be affected by changes in those conditions. Certain significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges must be made regardless of whether or not a property is producing sufficient income to service such expenses. In addition, the Property of the Company may be subject to mortgages to complete the purchase of a particular Property which require debt service payments. If the Company is unable or unwilling to meet mortgage payments on any property, losses could be sustained as a result of the exercise by the mortgagee of its rights of foreclosure or sale.

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

We Do Not Carry Comprehensive Liability Insurance for the Mexico Property.

We do not currently carry comprehensive liability, fire, hurricane, storm, earthquake, and business interruption insurance with respect to our business operations in Mexico. Should an uninsured loss occur, we could lose our capital invested in the Solidaridad Property, as well as the anticipated future revenues from such property and would continue to be obligated on any indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on Rancho.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, ineffective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

REPORTS ON FORM 8-K

We filed the following Current Reports on Form 8-K during the fiscal quarter ended May 31st, 2009:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date: June X , 2009	By:	/s/ Graham G. Alexander
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)