Form 10-Q/A
period 2009-05-31
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2009-07-16
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

Yes ☐            No ☒

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Rancho Santa Monica Developments, Inc. (the “Company”) for the period ended May 31, 2009, as originally filed with the United States Securities and Exchange Commission on July 15, 2009, (the “Original Filing”) is solely to amend the date on the signature page from "June X, 2009" to "July 15, 2009".

Other than as described above, this Amendment No. 1 to Form 10-Q/A does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made.

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

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date: July 15th , 2009	By:	/s/ Graham G. Alexander
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)