Form 10-Q
period 2009-08-31
RANCHO SANTA MONICA DEVELOPMENTS INC.
filed 2009-12-10
CIK 1313605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

As of November 30, 2009, the registrant had 8,918,426 shares of Common Stock outstanding.

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

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Consolidated Balance Sheets
(Unaudited)

ASSETS

	August 31,	November 30,
	2009	2008
		(Restated)

CURRENT ASSETS
Cash	$25,694	$4,217
Accounts receivable, net	16,545	-
Total Current Assets	42,239	4,217

PROPERTY AND EQUIPMENT, NET	317,346	296,414

TOTAL ASSETS	$359,585	$300,631

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$35,375	$19,250
Due to related parties	187,084	103,757
Convertible debt, net	112,500	63,125
Notes payable	50,000	50,000
Total Current Liabilities	384,959	236,132
Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; 100,000,000 shares authorized at $0.0001 par value, no shares issued or outstanding	-	-
Common stock; 100,000,000 shares authorized at $0.0001 par value, 8,918,426 and 7,846,999 shares issued and outstanding, respectively	892	785
Additional paid-in capital	896,813	371,920
Accumulated deficit	(923,079)	(308,206)
Total Stockholders' Equity (Deficit)	(25,374)	64,499

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$359,585	$300,631

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC. Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2009	2008	2009	2008
		(Restated)		(Restated)
REVENUES
Hotel revenue, net	$13,887	$11,992	$96,646	$60,939
Hosting revenue, net	132,376	-	501,468	-
Total Revenue	146,263	11,992	598,114	60,939
OPERATING EXPENSES
General and administrative	104,398	34,736	580,538	79,148
Web hosting fees	82,181	-	82,181	-
Impairment loss	477,847	-	477,847	-
Depreciation expense	1,924	1,924	5,770	5,978
Total Operating Expenses	666,350	36,660	1,146,336	85,126
LOSS FROM OPERATIONS	(520,087)	(24,668)	(548,222)	(24,187)
OTHER EXPENSE
Interest expense	(6,753)	(1,500)	(64,003)	(4,500)
Foreign currency loss	(2,296)	-	(2,648)	-
Total Other Expense	(9,049)	(1,500)	(66,651)	(4,500)
LOSS BEFORE INCOME TAXES	(529,136)	(26,168)	(614,873)	(28,687)
PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(529,136)	$(26,168)	$(614,873)	$(28,687)
LOSS PER SHARE - BASIC AND DILUTED	$(0.06)	$(0.00)	$(0.07)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,865,427	7,846,999	8,853,447	7,813,908

The accompanying notes are an integral part of these unaudited consolidated financial statements

RANCHO SANTA MONICA DEVELOPMENTS, INC. Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, November 30, 2008 (Restated)	7,846,999	785	371,920	(308,206)	64,499
Stock issued to purchase subsidiary	1,000,000	100	499,900	-	500,000
Shares issued for cash	71,427	7	24,993	-	25,000
Net loss	-	-	-	(614,873)	(614,873)
Balance, August 31, 2009	8,918,426	$892	$896,813	$(923,079)	$(25,374)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	August 31,
	2009	2008
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(614,873)	$(28,687)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment loss	477,847	-
Depreciation and amortization	5,770	5,978
Amortization of embedded conversion feature	49,375	-
Changes in operating assets and liabilities:
Accounts receivable	(16,545)	-
Accounts payable and accrued expenses	16,125	21,504

Cash Used In Operating Activities	(82,301)	(1,205)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received from acquisition of subsidiary	22,153	-
Purchase of property and equipment	(26,702)	(140,500)

Cash Used In Investing Activities	(4,549)	(140,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	83,327	-
Payments to related parties	-	(8,991)
Proceeds from notes payable	-	112,500
Proceeds from the sale of common stock	25,000	41,000

Cash Provided by Financing Activities	108,327	144,509

NET CHANGE IN CASH	21,477	2,804
CASH AT BEGINNING OF PERIOD	4,217	493

CASH AT END OF PERIOD	$25,694	$3,297

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$3	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 – SIGNFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of Rancho Santa Monica Developments, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended November 30, 2008, as restated herein (see Note 8). In the opinion of management, all adjustments, consisting of normal recurring adjustments and restatement adjustments (see Note 8), necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, AptHost Communications USA Ltd (“Apthost”). All significant intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts totaling $0 at August 31, 2009. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors. When the Company determines that a customer may not be able to make required payments, the Company increases the allowance through a charge to income in the period in which that determination is made.

Foreign exchange and currency translation

For the periods presented, the Company maintained cash accounts in Canadian and U.S. dollars, and incurred certain expenses denominated in Canadian dollars. The Company's functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are translated using exchange rates at the end of each period. Exchange gains or losses on transactions are included in earnings.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165 (ASC 855-10), “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 (ASC 855-10) requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 (ASC 855-10) did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 168 (ASC 105-10), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

In addition to the pronouncement noted above, there were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company currently has a working capital deficit of $342,720, a stockholders’ deficit of $25,374 and an accumulated deficit of $923,079 as of August 31, 2009. In addition, the Company has generated net losses of $614,873 during the nine months ending August 31, 2009. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company intends to continue to develop its specialized web hosting technology. Until profitability is reached, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimum operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – SIGNIFICANT EVENTS

In December 2008, the Company acquired AptHost Communications USA Ltd (“Apthost”), by acquiring all of the outstanding capital stock of Apthost, valued at $250,000, by issuing 500,000 common shares (the shares had a quoted market price of $0.50 per share on the date of acquisition). In May 2009, the Company issued additional consideration for the purchase of Apthost whereby the Company issued 500,000 shares of common stock, valued at $250,000 to the former shareholders of AptHost. The total consideration of the 1,000,000 shares of the Company’s common stock issued for the purchase of Apthost was valued at $500,000. In addition to the 1,000,000 shares that were issued to the former shareholders of Apthost, the former shareholders of Apthost also signed non-compete agreements with the Company. The 1,000,000 shares issued as consideration are subject to a two year lock-up period.

The acquisition was accounted for in accordance with the provisions of Statement of Financial Standards No. 141 (ASC 805), “Business Combinations.” The total purchase price, net of cash received of $22,153 was preliminarily allocated to goodwill based on the estimated fair values. No other tangible or intangible assets were recorded. The preliminary allocation of the purchase price was based upon valuation data as of December 1, 2008. During August 2009, the Company determined that the goodwill and any intangible assets acquired in the Apthost transaction were impaired and recorded an impairment loss of $477,847.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

Apthost’s results of operations have been included in the consolidated financial statements since the date of acquisition.

Due to the sale of Apthost on December 4, 2009 (see footnote 7) the Company is unable to provide proforma information for prior periods.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended August 31, 2009, non-interest bearing due on demand advances were made to the Company by officers totaling $83,327. These advances were made to assist in funding operations. As of August 31, 2009 and November 30, 2008, total advances were $187,084 and $103,757, respectively.

NOTE 5 – DEBT

As of November 30, 2008, the Company had notes payable of $50,000 and convertible notes payable of $112,500 (a beneficial conversion feature totaling $112,500 was recognized at inception of the convertible debt that has been fully amortized as interest expense as of August 31, 2009). During the nine months ended August 31, 2009, no payments were made on these notes. All of the notes and convertible notes are currently past due and in default. All loans are collateralized by the assets of the company.

NOTE 6 – EQUITY

The Company is authorized to issue up to 100,000,000 shares of Preferred Stock, $0.0001 par value per share.

The Company is authorized to issue up to 100,000,000 shares of Common Stock, $0.0001 par value per share, of which no shares are currently reserved for future contractual issuances.

On December 1, 2008, the Company issued 1,000,000 shares of restricted common stock for all the outstanding shares of Apthost, valued at $500,000.

On August 5, 2009, the Company issued 71,427 shares of restricted common stock for net proceeds of $25,000.

NOTE 6 – SEGMENT INFORMATION

We have two reporting segments:

•

Rancho Santa Monica Development - separately owns and operates property (the “Solidaridad Property”) in Tulum, Mexico. The hotel has been open since February 7, 2007. Rancho also manages the adjoining 11 hotel suites and receives income from the supply of management services.

•

AptHost Communications USA Ltd - a wholly-owned subsidiary that provides domain registration and web hosting services worldwide.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the financial performance of its segments based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The Company's reportable segments are strategic business units that are in different industries and require different marketing strategies.

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

Consolidated revenues from external customers, operating income (loss), identifiable assets, depreciation, amortization and impairment expense, and capital expenditures were as follows:

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2009	2008	2009	2008
REVENUES:
Rancho Santa Monica Development	$13,887	$11,992	$96,646	$60,939
AptHost Communications USA Ltd	132,376	-	501,468	-
Total Revenue	$146,263	$11,992	$598,114	$60,939
INCOME (LOSS) FROM
OPERATIONS:
Rancho Santa Monica Development	$2,051	$(24,668)	$(2,930)	$(24,187)
AptHost Communications USA Ltd	(522,138)	-	(545,292)	-
Total Loss from Operations	(520,087)	(24,668)	(548,222)	(24,187)
OTHER EXPENSE	(9,049)	(1,500)	(66,651)	(4,500)
NET LOSS	$(529,136)	$(26,168)	$(614,873)	$(28,687)

			August 31,	November 30,
			2009	2008
INDENTIFIABLE ASSETS:
Rancho Santa Monica Development			$350,608	$300,631
AptHost Communications USA Ltd			8,977	-
Total Identifiable Assets			$359,585	$300,631

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2009	2008	2009	2008
DEPRECIATION, AMORTIZATION
AND IMPAIRMENT:
Rancho Santa Monica Development	$1,924	$1,924	$5,770	$5,978
AptHost Communications USA Ltd	477,847	-	477,847	-
Total Depreciation, Amortization and Impairment	$479,771	$1,924	$483,617	$5,978
CAPITAL EXPENDITURES:
Rancho Santa Monica Development	$26,702	$-	$26,702	$140,500
AptHost Communications USA Ltd	-	-	-	-
Total Capital Expenditures	$26,702	$-	$26,702	$140,500

RANCHO SANTA MONICA DEVELOPMENTS, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 30, 2009, which is the date the financial statements were issued and there were no other significant subsequent events to report.

Effective December 4, 2009 the Company, entered into an agreement to sell all of the assets, including but not limited to all intellectual property, domain names and contracts, of AptHost Communications USA Ltd (“Apthost”) to Hostgator.com LLC in exchange for $100,000.

NOTE 8 – RESTATEMENT

The Company has restated the Statements of Operations for the three and nine month periods ended August 31, 2008 for the correction to the weighted average number of common shares outstanding - basic and diluted. The August 31, 2008 financial statements erroneously reported 7,866,999 outstanding shares at August 31, 2008 versus 7,846,999 shares that were actually outstanding. The August 31, 2008 financial statements erroneously reported 7,866,999 and 7,854,499 weighted average number of common shares outstanding versus 7,846,999 and 7,813,908 weighted average number of common shares that were outstanding for the three and nine months ended August 31, 2008, respectively. There was no effect on loss per share as a result of this error.

The Company has restated the Statement of Cash Flows for the nine month period ended August 31, 2008 to properly present the $8,991 Due to related parties as cash flows from financing activities versus cash flows from operating activities as originally reported. As a result for the nine months ended August 31, 2008, net cash used in operating activities decreased from $10,196 to $1,205 and net cash provided by financing activities decreased from $153,500 to $144,509.

The Company has restated the Balance Sheet as of November 30, 2008 for errors in applying the Company’s common stock par value to its common stock transactions. The resulting correction decreases common stock by $7,082 to $785 and increases additional paid-in capital of $364,838 to $371,920 at November 30, 2008.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We commenced an action on February 3rd, 2009 against the principals of AptHost and its affiliated companies for breach of contract, intentional interference with business, fraudulent conveyance, and both preliminary and permanent injunctive relief. On May 8, 2009 US Nevada Southern District Court case 0902-224 was dismissed with prejudice. The parties entered into a settlement agreement whereby the sellers received 1,000,000 shares in RSDV and the buyers were fully entitled to ownership of AptHost.

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

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Rancho Santa Monica Developments, Inc. and its wholly owned subsidiaries.

Corporate Background

Our company currently owns and operates a specialized web hosting company, AptHost Communications USA Inc. (“AptHost”) (www.apthost.com). Our client base exceeds 3,000 clients and estimated annual sales are over $500,000 with an average of two hundred new signups a month. To service our growing client base, we have over 150 dedicated servers and 33 Virtual Private Servers, Reseller, and Semi-Dedicated Servers. We primarily host clients who require FFMPEG codex, a computer program that can record, convert and stream digital audio and video in numerous formats.

In addition to our AptHost operation, we own a resort property in Tulum, Mexico. The resort, named Hotel ParaYso, is an ocean front property hotel located on the Caribbean beaches of Tulum, Quintana Roo, Mexico. Our Company, in addition to the management of its resort property, has constructed certain facilities and provides management services for apartment units constructed on adjoining property.

Recent Corporate Developments

We experienced the following significant developments during the nine months ended August 31, 2009:

1.

On May 8, 2009, entered into a settlement agreement with the shareholders of AptHost whereby we issued an additional 500,000 shares of common stock (for cumulative sum of 1,000,000 shares) in Rancho to the former shareholders of AptHost.

2.	On May 8, 2009 Cody McLain was appointed as President and Director of AptHost and Joshuee Shang Ortiz as an Officer and Director of AptHost.
3.	On May 8, 2009 US Nevada Southern District Court case 0902-224 was dismissed with prejudice.

AptHost Communications USA Inc. (www.apthost.com)

Summary

Founded in 2000 and based in Seattle, WA, AptHost provides domain registration and web hosting services worldwide. This segment of our company currently has sales totaling over $60,000 per month and hosts 3,000+ clients and services 18,000+ domains. AptHost.com plans to focus on the following markets:

(1)	FFMPEG Hosting for Shared, Reseller, VPS, Semi-Dedicated and Dedicated Servers
(2)	Management Service for Dedicated Servers
(3)	Domain registration and management
(4)	Digital streaming solutions
(5)	Security products

Our company was one of the first companies in the world to bring shared FFMPEG hosting to the web hosting market. AptHost’s customer base includes personal use consumers as well as business customers. Our business clients span all types of businesses, including start-ups.

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

  Social Media/Video Sharing
  Tomacat Hosting
  Joomla Hosting
  Managed Hosting Automation Tools

Products and Services

AptHost.com currently provides Shared, Reseller, Virtual Private Servers, Semi-Dedicated and Dedicated Hosting solutions. The company currently hosts approximately 18,000 domains on its shared servers alone. Additionally, the company hosts and manages over 150 dedicated servers which have an unknown number of domains.

AptHost feels that the FFMPEG market segment has largely been over looked by the larger hosting companies because of the amount of "specialty support" required by this segment. AptHost.com has overcome this by developing proprietary software that enables us to provide faster support with less staff. We have, through this software, managed to keep our staffing levels down and maintain higher quality of support at the same time.

With current staff, hardware and facilities, the company can do the following:

  Provide shared hosting for over 3,000 clients
  Provide VPS Hosting for 150+ clients
  Design and build database driven web solutions
  Provide Managed Dedicated Server solutions to 500+ customers
  Offer domain registration services
  Offer SSL certificates

Results of Operations

Revenue for the three months ended August 31, 2009 of $146,263 was an increase of 1,120% over the same period ended August 31, 2008 of $11,992 due to the acquisition of AptHost which contributed $132,376 in revenue during the three month period ended August 31, 2009. During the nine months ended August 31, 2009 revenue increased by $537,175 or 881% over the nine month period ended August 31, 2008 again due to the acquisition of AptHost. During this nine month period, AptHost contributed $501,468 in revenue.

During the three and nine months ended August 31, 2009 the Company saw total operating expenses increase by $151,843 or 414% and $583,363 or 685% over the same periods ended August 31, 2008, respectively. These increases are primarily related to the acquisition and operation of AptHost. The Company also spent approximately $30,000 in litigation costs related to a malicious code embedded by terminated employees. General and administrative expenses declined as a percentage of revenue over the last two fiscal quarters. The Company attributes this to the finalization of the acquisition of Apthost and expects this trend to continue as management and employees are able to focus on building each segment of the business.

Interest expense increased over the three and nine month periods ended August 31, 2009, as compared to the same periods ended August 31, 2008, by $5,253 or 350% and $59,503 or 1,322%, respectively, due to amortization of debt discount related to the beneficial conversion feature of our convertible debt.

Since the acquisition of AptHost, the Company has gone through a litigation process involving the discovery of malicious code on its servers and network. The code has since been removed and involved employees that are no longer with the company. AptHost has since moved to a new datacenter to fulfill its customer needs for better service and uptime. As a result, the Company can now report its services have been expanded to offer 24/7 online support and an upgrade of its Hosting Services with the addition of using The Planet Internet Services to provide web hosting services. Due to these improvements, the company expects an upward trend in both sales and customer base, even without significant advertising increases. In other words, even if the status quo is maintained, with no advertising injection, we do still expect a positive upwards trend.

Liquidity and Capital Resources

We anticipate spending approximately $250,000 in the next 12 months in pursuing our plan of operations. Currently, we have cash of $25,694 which is insufficient to allow us to meet our current commitments and to complete our plan of operation. We will require substantial additional financing in order to implement our long term business strategy and plan of operation. It is anticipated that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business. AptHost plans to devote $200,000 to the development and advertising budget for the 2010 fiscal year. The company primarily needs capital to fund three areas of controlled growth in the company:

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

As of August 31, 2009 we had cash on hand of $25,694. Since inception, we have issued common stock to raise money for operations and for property acquisitions.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

Cash flow from operations. For the nine months ended August 31, 2009, cash flow used in operations was $82,301, compared to cash flow used in operations of $1,205 during the same period in 2008. Our net loss of $137,026 for the nine months ended August 31, 2009 included non-cash expenses of $55,145, including depreciation and amortization of $5,770 and amortization of debt discount of $49,375.

Cash flow from investing activities. Our investing activities used cash of $4,549 during the nine month period ended August 31, 2009, as a result of cash received from the purchase of Apthost of $22,153, offset by the purchase of property and equipment of $26,702. This is compared to cash used by investing activities during the same period in the prior year in the amount of $140,500, as a result of the purchase of property and equipment.

Cash flow from financing activities. During the nine months ended August 31, 2009, our financing activities provided cash of $108,327 compared to cash provided of $144,509 during the same period in 2008. During the nine month period ended August 31, 2009, we received proceeds from the issuance of stock of $25,000 and from related party advances of $83,327. During the 2008 period, we received net proceeds from the issuance of debt of $112,500 and from sale of stock of $41,000. We made net payments of $8,991 on advances from related parties during the nine month period ended August 31, 2008.

Monthly New Sign Ups

A result of the litigation and the discovery of the malicious code on our servers and network, there was a decrease in new signups. The code has since been removed and the employees involved are no longer with the company. We expect to reestablish a positive trend of new signups in the months to come.

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

AptHost.com is already providing a wide selection of hosting services but what sets us apart are the specialty features we provide with them. Management feels that FFMPEG Hosting is going to see growth as more and more scripts become available that allow people with little or no experience to publish sites. Combined with our custom built automation processes, clients will be able to have a site setup and offering videos in a matter of minutes. These sites can have individual themes that cater to special interests and will all have the ability to earn money from advertising.

With this opportunity, people are publishing social media sites. Below are articles describing the current market conditions and helps demonstrate the potential growth within the industry.

By Georg Szalai/The Hollywood Reporter NEW YORK The global entertainment and media industry will expand at a 6.4 percent compound annual growth rate over five years to hit $2 trillion in 2011, according to PricewaterhouseCoopers’ “Global Entertainment and Media Outlook: 2007-2011.”

One estimate likely to cause a stir includes the prediction that U.S. spending on Internet advertising and access will surpass spending on newspaper publishing in 2009.Globally, PwC expects Internet advertising and access spending to grow from an estimated $177 billion in 2006 to $332 billion in 2011, making for a 13.5 percent compound annual growth rate.Source - http://bussola.wordpress.com/2007/06/22/global-media-outlook-2-tril-by-2011/

“There are 94 million Internet users in Japan (representing 73.8% of the population), according to Internet World Stats in June 2008. This was up 99.7% compared to 2000.” (Internet World Stats, August 2008) (source - http://www.etcnewmedia.com/review/default.asp?SectionID=11&CountryID=65)

Customers and Target Markets

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

Our secondary market is VPS and dedicated servers. This is a natural fit for us as many of our clients will outgrow their shared plans quickly due high demand for bandwidth and other server resources for their sites. Our company anticipated this need and has secured sufficient VPS and dedicated server capacity to accommodate this need seamlessly for our clients. Although it is our secondary market, it is fast growing with expected margins in the 40% to 60% range.

The third market for us is managed services. This market is, as is our secondary market, a derivative of the current strengths of the company. As clients move from shared to dedicated servers, most will not have the in house expertise to manage their own servers. AptHost offers 3 management plans to match the needs of each client.

Competition - Web hosting operations

Competition comes from established hosts currently offering similar hosting solutions and by new companies attempting to gain market share.

Key competitors are detailed as follows:

Cirtex & HostV - An established company located in New York, NY. The owner of Cirtex started offering FFMPEG before us by a few months but only to VPS and dedicated server clients. They offer a shared platform as well. They have recently launched a second site called HostV that handles only Dedicated and VPS clients.

Glowhost - Entered the FFMPEG market in October of 2007. Similar to AptHost, they also offer a full selection of hosting platforms and are becoming known for supporting FFMPEG.

Vistapages - A Canadian owned and operated company, Vistapages has similar roots to AptHost.com, focusing on the Canadian market.

AptHost.com In order to compare AptHost with its competitors, below is our company’s Alexa ranking for reach, traffic, and page views.

Sales Strategy

AptHost markets to a diverse base of customers. We aim to provide end to end services and support combined with competitive pricing. Our main focus is a value product, the combination of quality and affordability. As a provider of a complete solution, we are positioned to form a longstanding partnership with our clients through our ability to tailor our service to meet our customer’s evolving needs.

Positioning

AptHost has been involved in the development of FFMPEG hosting in a shared server environment. We have added to our hosting service free script installation and quality support on the varied scripts clients desire for their sites. We intend to increase our position in the FFMPEG market through the continued development of software and support for the creation and maintenance of websites, the additional development of products and scripts, and the ability to support customers long term through vertical integration of related services.

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

Pricing

Our products and services are priced to initially attract the lower end, beginner users within the market with incentives to move the client into higher revenue, longer term agreements. Since moving to this pricing structure on our shared plans, we have seen an increase in monthly revenue and new signups. We carry similar incentives on all our plans, but we have seen the most success with signing up customers on basic plans first and then selling add on services as they see everything AptHost can offer their companies.

On the dedicated server plans, we moved to a price-match model the retail pricing of our main dedicated server vendor. This is with the intent that when our clients compare pricing, ours compares favorably. It has been a successful strategy to have the same aggressive pricing as one of the most well-advertised, dedicated server providers on the Internet.

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
  Joomla is an Open Source Content Management Systems on the planet. It is used all over the world for everything from simple websites to complex corporate applications. Joomla is easy to install, simple to manage, and reliable.
  Social Media describes the online tools and platforms that people use to share opinions, insights, experiences, and perspectives with each other. Social media can take many different forms, including text, images, audio, and video. Popular social mediums include blogs, message boards, podcasts, wikis, and vlogs.

Hotel ParaYso Resort, Tulum, Quintana Roo, Mexico

Our company separately owns and operates property (the “Solidaridad Property”) in Tulum, Mexico as noted in Figure 1. The property consists of two developable pods where an additional 15 hotel units can be built. The hotel has been open since February 7, 2007. We also manage the adjoining 11 hotel suites and receive income from the supply of management services. In November 29, 2005, the Company entered into an agreement with Monica Galan-Rios for the purchase of certain lands located in Solidaridad, Mexico consisting of approximately 1,220 square meters, See Figure 1 below.

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

Competition - Hotel operations

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

RISKS AND UNCERTAINTIES

Going Concern and Liquidity.

The Company currently has a working capital deficit of $342,720, a stockholders’ deficit of $25,374 and an accumulated deficit of $923,079 as of August 31, 2009. In addition, the Company has generated net losses of $614,873 during the nine months ending August 31, 2009. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company intends to continue to develop its specialized web hosting technology. Until profitability is reached, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimum operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

As a public company, we have and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of August 31, 2009. Based on this evaluation, our CEO and CFO concluded that, as of August 31, 2009, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified and continue to have the following material weakness in our internal controls over financial reporting:

There is a lack of segregation of duties and technical accounting expertise. Our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our management does not possess accounting expertise and hence our controls over the selection and application of accounting policies in accordance with generally accepted accounting principles were inadequate and constitute a material weakness in the design of internal control over financial reporting. This weakness is due to the Company’s lack of working capital to hire additional staff.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We commenced an action on February 3rd, 2009 against the principals of AptHost and its affiliated companies for breach of contract, intentional interference with business, fraudulent conveyance, and both preliminary and permanent injunctive relief. On May 8, 2009 US Nevada Southern District Court case 0902-224 was dismissed with prejudice. The parties entered into a settlement agreement whereby the sellers received 1,000,000 shares in RSDV and the buyers were fully entitled to ownership of AptHost.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

As of November 30, 2008, the Company had notes payable of $50,000 and convertible notes payable of $112,500 (a beneficial conversion feature totaling $112,500 was recognized at inception of the convertible debt that has been fully amortized as interest expense as of August 31, 2009). During the nine months ended August 31, 2009, no payments were made on these notes. All of the notes and convertible notes are currently past due and in default. All loans are collateralized by the assets of the company.

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

RANCHO SANTA MONICA DEVELOPMENTS INC.

Date: December 9th , 2009	By:	/s/ Graham G. Alexander
GRAHAM G. ALEXANDER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)